Form 10-Q
period 1995-06-30
STERLING FUEL RESOURCES DRILLING FUND 1983-1
filed 1995-08-11
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

                                    or
Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Transition Period Ended _____________________________

                         Commission File Number 2-84452


                       STERLING DRILLING FUND 1983-1
            (Exact name of registrant as specified in charter)


                                 New York
      (State or other jurisdiction of incorporation or organization)

                                13-3167549
                   (IRS employer identification  number)


              1 Landmark Square, Stamford, Connecticut 06901
           (Address and Zip Code of principal executive offices)

                              (203) 358-5700
           (Registrant's telephone number, including area code)

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No / /


Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1995 and December 31, 1994.

Statements of Operations for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1995, the General Partners have distributed $2,215,400 or 20.00% of original Limited Partner capital contributions to the Limited Partners.

Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next twelve months.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $782,000.



2.    Capital Resources -
The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues decreased from $193,040 in 1994 to $147,280 in
1995.   The combination of lower gas production,from 62,099 MCF in 1994 to
59,635 MCF in 1995, and lower average price per MCF, from $2.91 in 1994 to $2.12 in 1995, contributed to lower gas revenues. A minor increase in average price per barrel, from $13.19 in 1994 to $15.64 in 1995 resulted in slightly higher oil revenue. Production expenses decreased from $97,006 in 1994 to $61,077 in 1995, because 1994 included additional of costs associated with location, road repairs and line outages due to severe weather conditions.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $450,000. The lower depletion expense in 1995 is due to lower depletable cost basis in oil and gas properties.



4. Other-
In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121) which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way the test is performed, is not known at this time.


                                  PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.







                            S I G N A T U R E S



Pursuant  to  the  requirements of Section 13 or 15 (d) of  the  Securities

Exchange  Act of 1934, Registrant has duly caused this report to be  signed on its behalf by the undersigned, thereunto duly authorized.







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





August 11, 1995               BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                       June 30,       December
                                         1995         31, 1994
Assets
Current assets:
  Cash and cash equivalants        $      101,892  $     150,718
  Due from others                           8,078             --
                                      -----------    -----------
      Total current assets                109,970        150,718

Oil and gas properties -
successful efforts method:
  Leasehold costs                         321,314        321,314
  Well and related facilities           9,131,406      9,127,910
   less acummulated
   depreciation,depletion and
   amortization                        (7,777,084)    (7,722,074)
                                      -----------    -----------
                                        1,675,636      1,727,150
                                      -----------    -----------
       Total assets                $    1,785,606  $   1,877,868
                                      ===========    ===========

Liabilities and partners' equity
  Current liabilities:
   Due to affiliates               $           --  $      40,557
                                      -----------    -----------
        Total current liabilities              --         40,557
                                      -----------    -----------

  Partners' equity
   Limited partners                     1,741,828      1,789,950
   General partners                        43,778         47,361
                                      -----------    -----------
         Total partners' equity         1,785,606      1,837,311
                                      -----------    -----------

         Total liabilities and
          partners' equity         $    1,785,606  $   1,877,868
                                      ===========    ===========


See accompaying note to the financial statements.
                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $    112,669 $    34,611 $  147,280
Interest income                    3,303         307      3,610
                                --------    --------    -------
  Total Revenue                  115,972      34,918    150,890
                                --------    --------    -------

Costs and Expenses:
Production expense                46,724      14,353     61,077
General and administrative
 to a related party               28,688       8,812     37,500
General and administrative        10,656       3,274     13,930
Depreciation, depletion
 and amortization                 50,334       4,676     55,010
                                --------    --------    -------
  Total Costs and Expenses       136,402      31,115    167,517
                                --------    --------    -------
  Net Income(loss)          $    (20,430) $    3,803 $  (16,627)
                                ========    ========    =======
Net Income(loss)
    per equity unit         $      (1.84)
                                  ======



See accompaying note to the financial statements.
                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1994

                                 Limited    General
                                 Partners   Partners      Total
Revenue:
Operating revenue             $   147,676  $  45,364  $   193,040
Interest income                     1,732        161        1,893
                                 --------   -------     ---------
  Total Revenue                   149,408     45,525      194,933
                                 --------   -------     ---------

Costs and Expenses:
Production expense                 74,210     22,796       97,006
General and administrative
 to a related party                57,375     17,625       75,000
General and administrative          8,715      2,677       11,392
Depreciation, depletion
 and amortization                  54,781      5,089       59,870
                                 --------    -------    ---------
  Total Costs and Expenses        195,081     48,187      243,268
                                 --------    -------    ---------
  Net Income(loss)            $   (45,673)  $ (2,662)  $  (48,335)
                                 ========    =======     =========
Net Income(loss)
    per equity unit           $     (4.12)
                                 ========


See accompaying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners   Total
Revenue:
Operating revenue           $    42,623  $   13,093  $     55,716
Interest income                   1,719         160         1,879
                               --------    --------     ---------
  Total Revenue                  44,342      13,253        57,595
                               --------    --------     ---------

Costs and Expenses:
Production expense               24,824       7,625        32,449
General and administrative
 to a related party              14,344       4,406        18,750
General and administrative        6,799       2,089         8,888
Depreciation, depletion
 and amortization                25,167       2,338        27,505
                               --------    --------     ---------
  Total Costs and Expenses       71,134      16,458        87,592
                               --------    --------     ---------
  Net Income(loss)          $   (26,792)  $  (3,205)  $   (29,997)
                               ========    ========     =========
Net Income(loss)
    per equity unit         $     (2.42)
                               ========


See accompaying note to the financial statements.
                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1994

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $     73,156 $    22,473 $       95,629
Interest income                    1,047          97          1,144
                                --------    --------    -----------
  Total Revenue                   74,203      22,570         96,773
                                --------    --------    -----------

Costs and Expenses:
Production expense                38,987      11,976         50,963
General and administrative
 to a related party               28,687       8,813         37,500
General and administrative         5,259       1,616          6,875
Depreciation, depletion
 and amortization                 27,388       2,544         29,932
                                --------    --------    -----------
  Total Costs and Expenses       100,321      24,949        125,270
                                --------    --------    -----------
  Net Income(loss)          $    (26,118) $   (2,379) $     (28,497)
                                ========    ========    ===========
Net Income(loss)
    per equity unit         $      (2.36)
                                  ======

See accompaying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1995


                               Limited     General
                               Partners    Partners           Total

Balance at beginning of
period                      $  1,789,950 $   47,361  $    1,837,311
  Cash Distributions             (27,692)    (7,386)        (35,078)
  Net Income(Loss)               (20,430)     3,803         (16,627)
                                --------   --------    ------------
Balance at end of period       1,741,828     43,778       1,785,606
                                ========   ========    ============


                                    Six Months Ended
                                     June 30, 1994

                              Limited      General
                              Partners     Partners          Total

Balance at beginning of
period                      $  2,374,227 $  109,492  $   2,483,719
  Cash Distributions             (27,692)    (7,622)       (35,314)
  Net Income(Loss)               (45,673)    (2,662)       (48,335)
                                --------   --------    -----------
Balance at end of period       2,300,862     99,208      2,400,070
                                ========   ========    ===========

See accompaying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1995


                               Limited     General
                               Partners    Partners           Total

Balance at beginning of
period                      $  1,796,312 $   54,369  $    1,850,681
  Cash Distributions             (27,692)    (7,386)        (35,078)
  Net Income(Loss)               (26,792)    (3,205)        (29,997)
                                --------   --------    ------------
Balance at end of period       1,741,828     43,778       1,785,606
                               =========   ========    ============


                                   Three Months Ended
                                     June 30, 1994

                              Limited       General
                              Partners      Partners          Total

Balance at beginning of
period                      $   2,354,672 $    109,209 $  2,463,881
  Cash Distributions              (27,692)      (7,622)     (35,314)
  Net Income(Loss)                (26,118)      (2,379)     (28,497)
                               ----------    ---------   ----------
Balance at end of period        2,300,862       99,208    2,400,070
                               ==========    =========   ==========

See accompaying note to the financial statements.
                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Six           Six
                                           months       months
                                           ended         ended
                                          June 30,     June 30,
                                            1995         1994

Net cash provided by operating
activities                             $   (10,252) $     43,336
                                          ---------    ---------
Cash Flows from investing activities:
  Credit on uncompleted wells and
   related equipment                        (3,496)           --
                                          ---------    ---------
Net Cash used in investing activities
                                            (3,496)           --

Cash flows from financing activities:
  Distribution to partners                 (35,078)      (35,314)
                                          ---------    ---------
Net cash used in financing activities      (35,078)      (35,314)
                                          ---------    ---------

Net increase(decrease) in cash and
  cash equivalents                         (48,826)        8,022
Cash and cash equivalents at
  beginning of period                      150,718       104,952
                                          ---------    ---------
Cash and cash equivalents at end of
period                                 $   101,892  $    112,974
                                          =========    =========


See accompaying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1995



1.   The accompanying statements for the period ending June 30,

1995, are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.