Form 10-Q
period 1995-09-30
STERLING DRILLING FUND 1983-1
filed 1995-11-13
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Cash Flows for the Nine Months Ended September 30,1995 and 1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed $2,215,400 or 20.00% of original Limited Partner capital contributions to the Limited Partners.

Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next three months.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $782,000 as compared to $1,863,000 as of December 31, 1993.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


2.    Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues decreased from $ 295,604 in 1994 to $ 216,199
in 1995.   The combination of lower gas production,from  94,676 MCF in 1994 to 88,386 MCF in 1995, and lower average price per MCF, from $ 2.87 in 1994 to $ 2.10 in 1995, contributed to lower gas revenues. A minor increase in average price per barrel, from $ 14.64 in 1994 to $ 16.06 in 1995 resulted in slightly higher oil revenue. Some of the lower gas production can be attributed to the gathering system's main line pressure being increased. The higher pressure can cause the partnership's gas to flow less freely. The gathering system and the partnership's operator have been discussing ways to adjust and minimize the effect of the pressure differences. Production expenses decreased from $ 137,852 in 1994 to $98,385 in 1995, because 1994 included additional of costs associated with location, road repairs and line outages due to severe weather conditions. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





November   , 1995             BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner




                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                     September 30,    December
                                         1995         31, 1994
Assets
Current assets:
  Cash and cash equivalants        $       100,234  $    150,718
  Due from others                            5,255             0
                                       -----------   -----------
      Total current assets                 105,489       150,718

Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314       321,314
  Well and related facilities            9,146,306     9,127,910
   less acummulated
   depreciation,depletion and
   amortization                         (7,805,467)   (7,722,074)
                                       -----------   -----------
                                         1,662,153     1,727,150
                                       -----------   -----------
       Total assets                $     1,767,642  $  1,877,868
                                       ===========   ===========

Liabilities and partners' equity
  Current liabilities:
   Due to affiliates               $             0  $     40,557
                                       -----------   -----------
        Total current liabilities                0        40,557
                                       -----------   -----------

  Partners' equity
   Limited partners                      1,723,943     1,789,950
   General partners                         43,699        47,361
                                       -----------   -----------
         Total partners' equity          1,767,642     1,837,311
                                       -----------   -----------

         Total liabilities and
          partners' equity         $     1,767,642  $  1,877,868
                                       ===========   ===========


See accompaying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    165,392      50,807  $    216,199
Interest income                    4,553         423         4,976
                                --------    --------       -------
  Total Revenue                  169,945      51,230       221,175
                                --------    --------       -------

Costs and Expenses:
Production expense                75,265      23,120        98,385
General and administrative
 to a related party               43,031      13,219        56,250
General and administrative        13,659       4,196        17,855
Depreciation, depletion
 and amortization                 76,305       7,088        83,393
                                --------    --------       -------
  Total Costs and Expenses       208,260      47,623       255,883
                                --------    --------       -------
  Net Income(loss)          $    (38,315)      3,607   $   (34,708)
                                ========    ========       =======
Net Income(loss)
    per equity unit         $      (3.46)
                                  ======



See accompaying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1994

                                 Limited    General
                                 Partners   Partners      Total
Revenue:
Operating revenue             $   226,137  $  69,467  $    295,604
Interest income                     2,844        264         3.108
                                 --------    -------     ---------
  Total Revenue                   228,981     69,731       298,712
                                 --------    -------     ---------

Costs and Expenses:
Production expense                105,457     32,395       137,852
General and administrative
 to a related party                86,062     26,438       112,500
General and administrative         13,598      4,177        17,775
Depreciation, depletion
 and amortization                  82,180      7,634        89,814
                                 --------    -------     ---------
  Total Costs and Expenses        287,297     70,644       357,941
                                 --------    -------     ---------
  Net Income(loss)             $  (58,316)      (913)  $   (59,229)
                                 ========    =======     =========
Net Income(loss)
    per equity unit           $     (5.26)
                                 ========


See accompaying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    52,723      16,196  $       68,919
Interest income                   1,250         116           1,366
                               --------    --------       ---------
  Total Revenue                  53,973      16,312          70,285
                               --------    --------       ---------

Costs and Expenses:
Production expense               28,541       8,767          37,308
General and administrative
 to a related party              14,343       4,407          18,750
General and administrative        3,003         922           3,925
Depreciation, depletion
 and amortization                25,971       2,412          28,383
                               --------    --------       ---------
  Total Costs and Expenses       71,858      16,508          88,366
                               --------    --------       ---------
  Net Income(loss)           $  (17,885)       (196)  $     (18,081)
                               ========    ========       =========
Net Income(loss)
    per equity unit          $    (1.61)
                               ========


See accompaying note to the financial statements.
                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     78,461      24,103  $     102,564
Interest income                    1,112         103          1,215
                                --------    --------     ----------
  Total Revenue                   79,573      24,206        103,779
                                --------    --------     ----------

Costs and Expenses:
Production expense                31,247       9,599         40,846
General and administrative
 to a related party               28,687       8,813         37,500
General and administrative         4,883       1,500          6,383
Depreciation, depletion
 and amortization                 27,399       2,545         29,944
                                --------    --------     ----------
  Total Costs and Expenses        92,216      22,457        114,673
                                --------    --------     ----------
  Net Income(loss)           $   (12,643)      1,749  $     (10,894)
                                ========    ========     ==========
Net Income(loss)
    per equity unit          $     (1.14)
                                  ======

See accompaying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                               Limited     General
                               Partners    Partners            Total

Balance at beginning of
period                      $  1,789,950     47,361  $     1,837,311
  Partner's contributions              0        117              117
  Cash distributions             (27,692)    (7,386)         (35,078)
  Net income(loss)               (38,315)     3,607          (34,708)
                                --------   --------     ------------
Balance at end of period    $  1,723,943     43,699  $     1,767,642
                                ========   ========     ============


                                   Nine Months Ended
                                   September 30, 1994

                              Limited      General
                              Partners     Partners          Total

Balance at beginning of
period                      $  2,374,227    109,492  $   2,483,719
  Partner's contributions              0        117            117
  Cash distributions             (27,692)    (7,622)       (35,314)
  Net income(loss)               (58,316)      (913)       (59,229)
                                --------   --------    -----------
Balance at end of period    $  2,288,219    101,074  $   2,389,293
                                ========   ========    ===========

See accompaying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                               Limited      General
                               Partners     Partners            Total

Balance at beginning of
period                       $ 1,741,828        43,778 $   1,785,606
  Partner's contributions              0           117           117
  Cash distributions                   0             0             0
  Net income(loss)               (17,885)         (196)       (18,081)
                                --------      --------     ----------
Balance at end of period    $  1,723,943        43,699  $   1,767,642
                               =========      ========     ==========


                                   Three Months Ended
                                   September 30, 1994

                              Limited       General
                              Partners      Partners             Total

Balance at beginning of
period                      $   2,300,962        99,208 $    2,400,070
  Partner's contributions               0           117            117
  Cash distributions                    0             0              0
  Net income(loss)                (12,643)        1,749        (10,894)
                               ----------     ---------     ----------
Balance at end of period    $   2,288,219       101,074 $    2,389,293
                               ==========     =========     ==========

See accompaying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine months      Nine months
                                             ended            ended
                                           September        September
                                           30, 1995         30, 1994

Net cash provided by operating
activities                             $         2,873   $      33,656
                                             ---------       ---------
Cash Flows from investing activities:
  Credit on uncompleted wells and
   related equipment                                 0          11,748
                                             ---------       ---------
Net Cash used in investing activities          (18,396)         11,748

Cash flows from financing activities:
  Distribution to partners                     (35,078)        (35,314)
                                              ---------       ---------
Net cash used in financing activities          (35,961)        (35,197)
                                              ---------       ---------

Net increase(decrease) in cash and
  cash equivalents                             (50,484)         10,207
Cash and cash equivalents at
  beginning of period                          150,718         104,952
                                             ---------       ---------
Cash and cash equivalents at end of
period                                 $       100,234   $     115,159
                                             =========       =========


See accompaying note to the financial statements.


                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1995



1.   The accompanying statements for the period ending September

30, 1995, are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.