Form 10-Q
period 1996-03-31
STERLING DRILLING FUND 1983-1
filed 1996-05-13
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No / /


                                  PART I

Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and 1995.

Statements of Changes in Partners' Equity for the year ended
December 31, 1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995.

Note to Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1996, the General Partners have distributed $2,215,400 or 20.00% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $893,700 as compared to $782,000 as of December 31, 1994. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability

2.    Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Operating revenues decreased from $ 91,564 in 1995 to $72,752 in 1996. During the first quarter 1995 the partnership was paid based upon spot market prices available. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for purchase of most of its production. This contract price was in effect during the first quarter 1996 and was lower than the 1995 first quarter spot prices. The gas production declined from 30,540 MCF's in 1995 to 28,469 MCF in 1996. The combination of the price and production declines resulted in lower overall revenue.
Production expenses were up slightly from $28,628 in 1995 to $29,566 in 1996. This slight increase is reasonable for the partnership. The production expenses for the first quarter of 1996 and 1995 were expended to maintain the general upkeep of the wells and well-sites.

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

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1995 or first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.



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





March 13, 1996                BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                        March 31,       December 31,
                                          1996              1995
Assets
Current assets:
  Cash and cash equivalants        $        140,438 $           87,201
  Due from others                            57,271             94,874
                                        -----------        -----------
      Total current assets                  197,709            182,075

Oil and gas properties -
successful efforts method:
  Leasehold costs                           321,314            321,314
  Well and related facilities             9,132,785          9,127,910
   less acummulated
   depreciation,depletion and
   amortization                          (7,829,003)        (7,808,432)
                                        -----------        -----------
                                          1,625,096          1,640,792
                                        -----------        -----------
       Total assets                $      1,822,805 $        1,822,867
                                        ===========        ===========

Partners' equity
   Limited partners                       1,756,429          1,759,361
   General partners                          66,376             63,506
                                        -----------        -----------
         Total partners' equity    $      1,822,805 $        1,822,867
                                        ===========        ===========


See accompaying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     55,655      17,097  $     72,752
Interest income                    1,225         114         1,339
                                --------    --------       -------
  Total Revenue                   56,880      17,211        74,091
                                --------    --------       -------

Costs and Expenses:
Production expense                22,618       6,948        29,566
General and administrative
 to a related party               14,344       4,406        18,750
General and administrative         4,028       1,238         5,266
Depreciation, depletion
 and amortization                 18,822       1,749        20,571
                                --------    --------       -------
  Total Costs and Expenses        59,812      14,341        74,153
                                --------    --------       -------
  Net Income(loss)          $     (2,932)      2,870  $        (62)
                                ========    ========       =======
Net Income(loss)
    per equity unit         $      (0.26)
                                  ======



See accompaying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31,1996

                                 Limited    General
                                 Partners   Partners      Total
Revenue:
Operating revenue             $    70,046  $  21,518  $     91,564
Interest income                     1,584        147         1,731
                                 --------    -------     ---------
  Total Revenue                    71,630     21,665        93,295
                                 --------    -------     ---------

Costs and Expenses:
Production expense                 21,900      6,728        28,628
General and administrative
 to a related party                14,344      4,406        18,750
General and administrative          3,857      1,185         5,042
Depreciation, depletion
 and amortization                  25,167      2,338        27,505
                                 --------    -------     ---------
  Total Costs and Expenses         65,268     14,657        79,925
                                 --------    -------     ---------
  Net Income(loss)            $     6,362      7,008  $     13,370
                                 ========    =======     =========
Net Income(loss)
    per equity unit           $      0.57
                                 ========


See accompaying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance At December 31, 1994  $  1,789,950  $     47,361  $  1,837,311
  Partners' contributions                0           117           117
  Cash distributions               (27,693)       (7,386)      (35,079)
  Net Income(Loss)                  (2,896)       23,414        20,518
                                  --------      --------      --------
Balance at December 31, 1995  $  1,759,361  $     63,506  $  1,822,867
  Net Income(Loss)                  (2,932)        2,870           (62)
                                  --------      --------      --------
Balance at March 31, 1996     $  1,756,429  $     66,376  $  1,822,805
                                  ========      ========      ========





See accompaying note to the financial statements.





                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                         Three months      Three months
                                          ended March       ended March
                                           31, 1996          31, 1995

Net cash provided by operating
activities                             $        58,112   $      (32,398)
                                             ---------        ---------
Cash Flows from investing activities:
 Investment in wells and related
   facilites                                    (4,875)               0
                                             ---------        ---------
Net Cash used in investing activities           (4,875)               0

Net increase(decrease) in cash and
  cash equivalents                              53,237          (32,398)
Cash and cash equivalents at
  beginning of period                           87,201          150,718
                                             ---------        ---------
Cash and cash equivalents at end of
period                                 $       140,438   $      118,320
                                             =========        =========


See accompaying note to the financial statements.




                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements




                         March 31, 1996



1.   The accompanying statements for the period ending March 31,

1996 are unaudited but reflect all adjustments necessary to

present fairly the results of operations.  Certain

reclassifications were made to the prior periods' financial

statements to conform to the current period presentation.