Form 10-Q
period 1996-06-30
STERLING DRILLING FUND 1983-1
filed 1996-08-09
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject too such filing requirements for the past 90 days. Yes/X/ No / /




Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1996, the General Partners have distributed $2,256,939 or 20.375% of original Limited Partner capital contributions to the Limited Partners.

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

3.      Results of Operations -

Overall operating revenues decreased from $147,280 in 1995 to $139,802 in 1996. The partnership experienced declines in gas production from 59,635 MCF's in 1995 to 54,045 MCF's in 1996. Oil production remained unchanged from 1995 to 1996. These declines in production were partially offset by higher average gas price per MCF and higher average oil price per MCF, from $2.12 per MCF and $15.88 per barrel in 1995 to $2.32 per MCF and $18.00 per barrel in 1996. The partnership received average spot market price for its gas sold in 1996. late in 1995 the partnership entered into a fixed price contract to be in effect for the upcoming twelve month period. The spot prices received in 1995 could vary wildly based upon high demand or low demand period. Lower gas production can be attributed to a variety of reasons that may include compressor down times, main line pressure differences and occasional workovers performed on wells. A workover may be completed on a well in order to halt further significant declines or to increase current production. A workover may include costs for equipment or costs for inexpensive repairs. These costs will be capitalized or expensed based upon the appropriate criteria. Production expenses decreased from to $61,077 in 1995, because 1994 included additional of costs associated with location, road repairs and line outages due to severe weather conditions.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners' capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.



The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties' basis in either 1995 or the first half of 1996. The depletion expense charged is reasonable based upon the overall current cost basis of the oil and gas properties.



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





August 8 , 1996              BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                        June 30,       December
                                          1996         31, 1995
Assets
Current assets:
  Cash and cash equivalents        $       120,490  $      87,201
  Due from others                           20,221         94,874
                                       -----------    -----------
      Total current assets                 140,711        182,075

Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314        321,314
  Well and related facilities            9,141,157      9,127,910
   less accumulated
   depreciation, depletion and
   amortization                         (7,849,770)    (7,808,432)
                                       -----------     ----------
                                         1,612,701      1,640,792
                                       -----------     ----------
       Total assets                $     1,753,412  $   1,822,867
                                       ===========     ==========

Partners' equity
   Limited partners                      1,699,627      1,759,361
   General partners                         53,785         63,506
                                       -----------     ----------
         Total partners' equity    $     1,753,412  $   1,822,867
                                       ===========    ===========




See accompanying note to the financial statements.




                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                              Limited      General
                              Partners     Partners     Total
Revenue:
Operating revenue           $   106,949  $    32,853  $   139,802
Interest income                   2,874          267        3,141
                               --------     --------      -------
  Total Revenue                 109,823       33,120      142,943
                               --------     --------      -------

Costs and Expenses:
Production expense               51,580       15,845       67,425
General and administrative
 to a related party              28,688        8,812       37,500
General and administrative        9,926        3,049       12,975
Depreciation, depletion
 and amortization                37,824        3,514       41,338
                               --------     --------      -------
  Total Costs and Expenses      128,018       31,220      159,238
                               --------     --------      -------
  Net Income(loss)          $   (18,195)  $    1,900  $   (16,295)
                               ========     ========      =======
Net Income(loss)
    per equity unit         $     (1.64)
                                 ======



See accompanying note to the financial statements.




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
                                   ======


See accompanying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                               Limited      General
                               Partners     Partners      Total
Revenue:
Operating revenue           $    51,294  $    15,756   $     67,050
Interest income                   1,649          153          1,802
                               --------     --------      ---------
  Total Revenue                  52,943       15,909         68,852
                               --------     --------      ---------

Costs and Expenses:
Production expense               28,962        8,897         37,859
General and administrative
 to a related party              14,344        4,406         18,750
General and administrative        5,898        1,811          7,709
Depreciation, depletion
 and amortization                19,002        1,765         20,767
                               --------     --------      ---------
  Total Costs and Expenses       68,206       16,879         85,085
                               --------     --------      ---------
  Net Income(loss)           $  (15,263)  $     (970)   $   (16,233)
                               ========     ========      =========
Net Income(loss)
    per equity unit          $    (1.38)
                               ========


See accompanying note to the financial statements.



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
                                ========

See accompanying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $  1,759,361   $    63,506 $  1,822,867
  Cash Distributions             (41,539)      (11,621)     (53,160)
  Net Income(Loss)               (18,195)        1,900      (16,295)
                                --------      --------    ---------
Balance at end of period    $  1,699,627   $    53,785 $  1,753,412
                                ========      ========    =========


                                    Six Months Ended
                                     June 30, 1995

                              Limited        General
                              Partners       Partners          Total

Balance at beginning of
period                      $  1,789,950   $    47,361  $  1,837,311
  Cash Distributions             (27,692)       (7,386)      (35,078)
  Net Income(Loss)               (20,430)        3,803       (16,627)
                                --------      --------     ---------
Balance at end of period    $  1,741,828   $    43,778  $  1,785,606
                                ========      ========     =========

See accompanying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $  1,756,429  $    66,376  $  1,822,805
  Cash Distributions             (41,539)     (11,621)      (53,160)
  Net Income(Loss)               (15,263)        (970)      (16,233)
                                --------     --------     ---------
Balance at end of period    $  1,699,627  $    53,785  $  1,753,412
                               =========     ========     =========


                                   Three Months Ended
                                     June 30, 1995

                              Limited         General
                              Partners        Partners          Total

Balance at beginning of
period                      $   1,796,312  $     54,369 $   1,850,681
  Cash Distributions              (27,692)       (7,386)      (35,078)
  Net Income(Loss)                (26,792)       (3,205)      (29,997)
                                 --------      --------    ----------
Balance at end of period    $   1,741,828  $     43,778 $   1,785,606
                                =========      ========    ==========

See accompanying note to the financial statements.




                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Six           Six
                                           months       months
                                           ended         ended
                                          June 30,     June 30,
                                            1996         1995

Net cash provided by operating
activities                             $     99,696 $   (10,252)
                                          ---------    ---------
Cash Flows from investing activities:
  Credit on uncompleted wells and
   related equipment                              0      (3,496)
   Investment in wells and related
     facilities                             (13,247)          0
                                          ---------    ---------
Net Cash used in investing activities
                                            (13,247)     (3,496)

Cash flows from financing activities:
  Distribution to partners                  (53,160)    (35,078)
                                          ---------    ---------
Net cash used in financing activities       (53,160)    (35,078)
                                          ---------    ---------

Net increase(decrease) in cash and
  cash equivalents                           33,289     (48,826)
Cash and cash equivalents at
  beginning of period                        87,201     150,718
                                          ---------    ---------
Cash and cash equivalents at end of
period                                 $    120,490 $   101,892
                                          =========    =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1996



1.   The accompanying statements for the period ending June 30,

1996, are unaudited but reflect all adjustments necessary to present fairly the results of operations.