Form 10-Q
period 1996-09-30
STERLING DRILLING FUND 1983-1
filed 1996-11-08
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Cash Flows for the Nine Months Ended September 30,1996 and 1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed $2,256,939 or 20.375% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $893,700 as compared to $782,000 as of December 31, 1994.

The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2.    Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues decreased from $ 216,199 in 1995 to $210,455 in
1996.   The revenue received from oil production remained consistent with the prior year revenue. Revenue received from gas production was lower in 1996 than in 1995. Although a minor increase in average price per MCF occurred, from $2.10 in 1995 to $2.30 in 1996, this was offset by a production decline from 88,386 MCF in 1995 to 86,600 MCF in 1996. Some of the partnership's wells experienced a shut in for about twenty-one days in August of 1996. The main line these wells feed to was shut in by the gathering system operator in order to complete necessary repairs and maintenance. This shut-in contributed to lower overall production. Production expenses increased from $98,385 in 1995 to $104,259 in 1996, because 1996 included additional costs associated with location, road repairs and line outages due to late spring and summer severe storms. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. General and administrative costs remained consistent with prior years costs. There was only minor changes from 1995 to 1996.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





November  8, 1996             BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets

                                     September 30,      December
                                         1996           31, 1995
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $       131,501  $       87,201
  Due from others                           17,335          94,874
                                       -----------     -----------
      Total current assets                 148,836         182,075
                                       -----------     -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            9,145,511       9,127,910
   less accumulated
   depreciation, depletion and
   amortization                         (7,870,440)     (7,808,432)
                                       -----------     -----------
                                         1,596,385       1,640,792
                                       -----------     -----------
       Total assets                $     1,745,221  $    1,822,867
                                       ===========     ===========

 Partners' equity
   Limited partners                      1,690,356       1,759,361
   General partners                         54,865          63,506
                                        ----------     -----------

         Total partners' equity    $     1,745,221  $    1,822,867
                                       ===========     ===========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited      General
                               Partners     Partners     Total
Revenue:
Operating revenue           $    160,998 $    49,457  $    210,455
Interest income                    4,282         398         4,680
                                --------    --------       -------
  Total Revenue                  165,280      49,855       215,135
                                --------    --------       -------

Costs and Expenses:
Production expense                79,758      24,501       104,259
General and administrative        43,031      13,219        56,250
 to a related party
General and administrative        13,220       4,061        17,281
Depreciation, depletion
 and amortization                 56,737       5,271        62,008
                                --------    --------       -------
  Total Costs and Expenses       192,746      47,052       239,798
                                --------    --------       -------
  Net Income(loss)          $    (27,466) $    2,803  $   (24,663)
                                ========    ========       =======
Net Income(loss)
    per equity unit         $      (2.48)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                                 Limited      General
                                 Partners    Partners      Total
Revenue:
Operating revenue             $   165,392  $    50,807 $   216,199
Interest income                     4,553          423       4,976
                                 --------     --------     -------
  Total Revenue                   169,945       51,230     221,175
                                 --------     --------     -------

Costs and Expenses:
Production expense                 75,265       23,120      98,385
General and administrative
 to a related party                43,031       13,219      56,250
General and administrative         13,659        4,196      17,855
Depreciation, depletion
 and amortization                  76,305        7,088      83,393
                                 --------     --------     -------
  Total Costs and Expenses        208,260       47,623     255,883
                                 --------     --------     -------
  Net Income(loss)            $   (38,315)  $    3,607 $   (34,708)
                                 ========     ========     =======
Net Income(loss)
    per equity unit           $     (3.46)
                                   ======


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    54,049  $    16,604  $      70,653
Interest income                   1,408          131          1,539
                               --------     --------      ---------
  Total Revenue                  55,457       16,735         72,192
                               --------     --------      ---------

Costs and Expenses:
Production expense               28,178        8,656         36,834
General and administrative       14,343        4,407         18,750
 to a related party
General and administrative        3,294        1,012          4,306
Depreciation, depletion          18,913        1,757         20,670
 and amortization
                               --------     --------      ---------
  Total Costs and Expenses       64,728       15,832         80,560
                               --------     --------      ---------
  Net Income(loss)          $    (9,271)  $      903  $      (8,368)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $      (.84)
                               ========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                               Limited       General
                               Partners      Partners    Total
Revenue:
Operating revenue           $     52,723  $    16,196  $     68,919
Interest income                    1,250          116         1,366
                                --------     --------     ---------
  Total Revenue                   53,973       16,312        70,285
                                --------     --------     ---------

Costs and Expenses:
Production expense                28,541        8,767        37,308
General and administrative
 to a related party               14,343        4,407        18,750
General and administrative         3,003          922         3,925
Depreciation, depletion
 and amortization                 25,971        2,412        28,383
                                --------     --------     ---------
  Total Costs and Expenses        71,858       16,508        88,366
                                --------     --------     ---------
  Net Income(loss)          $    (17,885)  $     (196)  $   (18,081)
                                ========     ========     =========
Net Income(loss)
    per equity unit         $      (1.61)
                                ========

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                               Limited     General
                               Partners    Partners            Total

Balance at beginning of
period                      $  1,759,361     63,506  $     1,822,867
  Partner's contributions              0        177              177
  Cash distributions             (41,539)   (11,621)         (53,160)
  Net income(loss)               (27,466)     2,803         (24,663)
                               ---------   --------     ------------
Balance at end of period    $  1,690,356     54,865        1,745,221
                               =========   ========     ============


                                   Nine Months Ended
                                   September 30, 1995

                              Limited      General
                              Partners     Partners            Total

Balance at beginning of
period                      $  1,789,950     47,361  $     1,837,311
  Partner's contributions              0        117              117
  Cash distributions             (27,692)    (7,386)         (35,078)
  Net income(loss)               (38,315)     3,607          (34,708)
                               ---------   --------      -----------
Balance at end of period    $  1,723,943     43,699  $     1,767,642
                               =========   ========      ===========

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                               Limited      General
                               Partners     Partners            Total

Balance at beginning of
period                      $  1,699,627        53,785  $   1,753,412
  Partner's contributions              0           177            177
  Cash distributions                   0             0              0
  Net income(loss)                (9,271)          903         (8,368)
                               ---------      --------     ----------
Balance at end of period    $  1,690,356        54,865  $   1,745,221
                               =========      ========     ==========


                                   Three Months Ended
                                   September 30, 1995

                              Limited       General
                              Partners      Partners             Total

Balance at beginning of
period                      $   1,741,828        43,778 $    1,785,606
  Partner's contributions               0           117            117
  Cash distributions                    0             0              0
  Net income(loss)                (17,885)         (196)       (18,081)
                                ---------      --------     ----------
Balance at end of period    $   1,723,943        43,699 $    1,767,642
                                =========      ========     ==========

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine months      Nine months
                                             ended            ended
                                           September        September
                                           30, 1996         30, 1995

Net cash provided by operating
activities                             $       114,884   $       2,873
                                             ---------       ---------
Cash Flows from investing activities:
  Investment in Wells and
   related facilities                          (17,601)        (18,396)
                                             ---------       ---------
Net Cash used in investing activities          (17,601)        (18,396)

Cash flows from financing activities:
  Distribution of partners                     (53,160)        (35,078)
  Partners contribution                            177             117
                                             ---------       ---------
Net cash used in financing activities          (52,983)        (34,961)
                                             ---------       ---------

Net increase(decrease) in cash and
  cash equivalents                              44,300         (50,484)
Cash and cash equivalents at
  beginning of period                           87,201         150,718
                                             ---------       ---------
Cash and cash equivalents at end of
period                                 $       131,501   $     100,234
                                             =========       =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1996



1.   The accompanying statements for the period ending September

30, 1996, are unaudited but reflect all adjustments necessary to present fairly the results of operations.