Form 10-K
period 1996-12-31
STERLING DRILLING FUND 1983-1
filed 1997-03-31
CIK 721538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to

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

     The number of Units of the Registrant outstanding as of March 14, 1997, was: 11,077.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                      STERLING DRILLING FUND 1983-1, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

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

     During 1996, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1997, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1996, approximately $251,000, or 96.66%, of the Partnership's gas production was sold to one unaffiliated purchaser, Phoenix Diversified. This purchaser has no relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1996 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     As of December 31, 1996, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

                                                         Gross     Net
                                                         -----   -----
          Oil Wells ..................................       0       0
          Gas Wells ..................................      39    31.3

     Producing acres .................................   1,833   1,771

--------------
     (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                  YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------
                                       1996      1995      1994      1993      1992
                                     --------  --------  --------  --------  --------
Production:
 Oil and Condensate (bbl) .........     1,524     1,508     1,521     1,897     2,345
 Gas (Mcf) ........................   113,227   116,201   104,386   135,378   137,437
Average Price of Sales:
 Oil and Condensate ($ per bbl) ...  $  16.37     17.82     12.89     16.31     18.47
 Gas ($ per Mcf) ..................  $   2.31      2.17      3.12      2.61      2.34
Production Expense per Dollar
 of Operating Revenue .............  $   0.47      0.46      0.53      0.41      0.46

OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

As of                            Proved Developed
                                  ----------------
12-31                 Oil (bbls)                           Gas (Mcf)
-----                 ----------                           ---------
1992                    15,000                             2,353,000
1993                    16,000                             2,493,000
1994                    11,000                             1,837,000
1995                    15,500                             2,210,000
1996                    13,850                             2,233,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                            Proved Developed
                      As of                      Future Net                 Present Value of
                      12-31                        Revenue                 Future Net Revenue
                      -----                        -------                 ------------------
                       1992                       $2,829,000                    $1,306,000
                       1993                        4,322,000                     1,863,000
                       1994                        1,735,000                       782,000
                       1995                        2,272,900                       893,700
                       1996                        3,414,800                     1,313,750

     Since January 1, 1996, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1996 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 14, 1997, there were 801 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1996 aggregated $41,528. Aggregate cash distributions to the holders of the Units as of December 31, 1996, is $2,256,928.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 14, 1997, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 155 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 48, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 43, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 44, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice

President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 37, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 64, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1996, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group other than the Managing General Partners and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 14, 1997, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                          Number
     Name and Address of Beneficial Owner                of Units   Percent
     ------------------------------------                --------   -------
     PrimeEnergy Management Corporation
       One Landmark Square
       Stamford, CT 06901 .............................     1,152     10.40
     General Partners as a Group
       One Landmark Square
       Stamford, Connecticut 06901 ....................     1,448     13.08


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1996, was paid well operating fees ranging from about $399 to $546 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1996, the Partnership paid an aggregate of $98,437 in such fees and expenses.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                                        Sterling Drilling Fund 1983-1, L.P.
                                        By:   PrimeEnergy Management Corporation
                                              Managing General Partner



                                        By:   /s/ CHARLES E. DRIMAL, JR.
                                              ----------------------------------
                                              Charles E. Drimal, Jr.
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1997.


/s/ CHARLES E. DRIMAL, JR.       Director and President,
------------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.           The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS          Director and Vice President and Treasurer,
------------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
------------------------------   Corporation
Bennie H. Wallace, Jr.

                      STERLING DRILLING FUND 1983-1, L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                  Index to Financial Information and Schedules


                                                                         PAGE NO.
                                                                         --------
Selected Financial Data ..................................................  F-2

Management's Discussion and Analysis of Financial Condition
   and Results of Operations .............................................  F-2

Report of Independent Public Accountants .................................  F-5

Financial Statements:

   Balance Sheets, December 31, 1996 and 1995 ............................  F-6

   Statements of Operations for the Years Ended December 31,
      1996, 1995 and 1994 ................................................  F-7

   Statements of Changes in Partners' Equity for the Years
      Ended December 31, 1996, 1995 and 1994 .............................  F-8

   Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994 .............................  F-9

   Notes to Financial Statements .........................................  F-10

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
          the Years Ended December 31, 1996, 1995, and 1994 ..............  F-18

     VI - Accumulated Depreciation, Depletion and Amortization -
          Oil and Gas Properties for the Years Ended December 31,
          1996, 1995 and 1994 ............................................  F-19

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


                                    YEAR ENDED DECEMBER 31, (000's omitted)
                                ----------------------------------------------
                                 1996      1995      1994      1993      1992
                                ------    ------    ------    ------    ------
Revenues .....................  $  297       361       350       391       367
Net income (loss):
  Limited Partners ...........     (42)       (3)     (557)     (102)     (136)
  General Partners ...........       2        23       (54)       (7)      (14)
  Per equity unit ............   (3.79)    (0.26)   (50.25)    (9.24)   (12.28)
Total assets .................   1,729     1,823     1,878     2,494     2,628
Cash distributions:
  Limited Partners ...........      42        28        28        28        28
  General Partners ...........      12         7         7         7         7
  Limited partners as
  a % of original
  contribution ...............   0.375%     0.25%     0.25%     0.25%     0.25%


ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1996, the General Partners have distributed to the Limited Partners $2,256,928 or 20.375% of the total Limited Partner capital contributions to the Limited Partnership.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996, was approximately $1,313,750 as compared to the discounted reserves as of December 31, 1995, which were approximately $893,700. The increase in total estimated discounted future net revenue was due primarily to a higher year end gas price as of December 31, 1996, when compared to the gas price in effect as of December 31, 1995.

     Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

     2. Capital resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in November, 1983, for $9,400,000. Pursuant to the terms of this contract, thirty-eight wells were drilled resulting in thirty-seven producing wells and one dry-hole.

     3. Results of Operations:

     1996 compared to 1995

     Operating revenue increased from $279,580 in 1995 to $290,733 in 1996. The Partnership's oil production remained consistent with the prior years, 1,524 barrels of oil in 1996 compared with 1,508 barrels of oil in 1995 while the gas production declined slightly from 116,201 mcf in 1995 to 113,277 mcf in 1996. Gas revenue increased even with the drop in production due to an increase in the average gas price per mcf from $2.17 in 1995 to $2.31 in 1996. The Partnership generally renews contracts as they come due for an additional twelve month period. The Partnership was able to obtain fixed price contracts on a majority of its gas production for 1996. The Partnership successfully renewed its contracts for 1997.

     Production expenses decreased from $147,306 in 1995 to $135,780 in 1996. Most of the production expenses incurred in 1995 and 1996 were to maintain the general upkeep of the wells and well sites. The Partnership did expend funds on additional capitalized well equipment. The operator will determine if additional equipment, for example lift equipment, will have a favorable effect on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. General and administrative costs increased from $106,973 in 1995 to $121,632 in 1996. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $553,850 allocable to the Partnership under the Partnership Agreement.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties was needed in 1996 or 1995. The overall depreciation was consistent with the rates used and the remaining property basis.

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

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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


PUSTORINO, PUGLISI & CO., LLP
New York, New York
January 31, 1997

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                     Assets
                                     ------

                                                        1996           1995
                                                    ------------   ------------
Current Assets:
  Cash and cash equivalents (Note 2) .............  $    141,617   $     87,201
  Due from affiliates (Note 6) ...................         9,595         94,874
                                                    ------------   ------------
    Total Current Assets .........................       151,212        182,075
                                                    ------------   ------------
Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs ................................       321,314        321,314
  Wells and related facilities ...................     9,145,511      9,127,910
                                                    ------------   ------------
    Total ........................................     9,466,825      9,449,224
  Less - Accumulated depreciation,
   depletion and amortization ....................    (7,888,531)    (7,808,432)
                                                    ------------   ------------
                                                       1,578,294      1,640,792
                                                    ------------   ------------
    Total Assets .................................  $  1,729,506   $  1,822,867
                                                    ============   ============

Liabilities and Partners' Equity

Total Liabilities ................................  $       --     $       --

Partners' Equity:
  Limited partners ...............................     1,675,879      1,759,361
  General partners ...............................        53,627         63,506
                                                    ------------   ------------
    Total Partners' Equity .......................     1,729,506      1,822,867
                                                    ------------   ------------
    Total Liabilities and Partners' Equity .......  $  1,729,506   $  1,822,867
                                                    ============   ============


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        1996                             1995                            1994
                           ------------------------------   -----------------------------  --------------------------------
                           Limited    General               Limited    General             Limited     General
                           Partners   Partners    Total     Partners   Partners   Total    Partners    Partners     Total
                           --------   --------   --------   --------   --------  --------  ---------   --------   ---------
Revenues:
  Operating revenues ....  $222,411   $ 68,322   $290,733   $213,879   $ 65,701  $279,580  $ 264,295   $ 81,189   $ 345,484
  Interest ..............     5,856        544      6,400      5,580        620     6,200      4,332        402       4,734
  Other revenue
  (Note 10) .............      --         --         --       57,662     17,713    75,375       --         --          --
                           --------   --------   --------   --------   --------  --------  ---------   --------   ---------
    Total Revenues ......   228,267     68,866    297,133    277,121    84,034`   361,155    268,627     81,591     350,218
                           --------   --------   --------   --------   --------  --------  ---------   --------   ---------
Costs and Expenses:
  Production expenses ...   103,872     31,908    135,780    112,689     34,617   147,306    138,901     42,669     181,570
  Depreciation,
   depletion and
   amortization .........    73,291      6,809     80,100     85,494        864    86,358    547,280     50,840     598,120
  General and
   administrative
   expenses (Note 7) ....    93,048     28,584    121,632     81,834     25,139   106,973    139,030     42,709     181,739
                           --------   --------   --------   --------   --------  --------  ---------   --------   ---------
    Total Expenses ......   270,211     67,301    337,512    280,017     60,620   340,637    825,211    136,218     961,429
                           --------   --------   --------   --------   --------  --------  ---------   --------   ---------
    Net Income (Loss) ...  $(41,944)  $  1,565   $(40,379)  $ (2,896)  $ 23,414  $ 20,518  $(556,584)  $(54,627)  $(611,211)
                           ========   ========   ========   ========   ========  ========  =========   ========   =========
Net (Loss) Per
 Equity Unit (Note 2) ...  $  (3.79)                        $   (.26)                      $  (50.25)
                           ========                         ========                       =========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                            Limited      General
                                            Partners     Partners      Total
                                           ----------   ----------   ----------
Balance at December 31, 1993 ............  $2,374,227   $  109,492   $2,483,719

Partners' contributions .................        --            118          118

Distributions to partners ...............     (27,693)      (7,622)     (35,315)

Net (Loss) ..............................    (556,584)     (54,627)    (611,211)
                                           ----------   ----------   ----------
Balance at December 31, 1994 ............   1,789,950       47,361    1,837,311

Partners' contributions .................        --            117          117

Distributions to partners ...............     (27,693)      (7,386)     (35,079)

Net Income (Loss) .......................      (2,896)      23,414       20,518
                                           ----------   ----------   ----------
Balance at December 31, 1995 ............   1,759,361       63,506    1,822,867

Partners' contributions .................        --            177          177

Distributions to partners ...............     (41,538)     (11,621)     (53,159)

Net Income (Loss) .......................     (41,944)       1,565      (40,379)
                                           ----------   ----------   ----------
Balance at December 31, 1996 ............  $1,675,879   $   53,627   $1,729,506
                                           ==========   ==========   ==========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                         1996         1995         1994
                                                      ----------   ----------   ----------
Cash Flows From Operating Activities:
  Net (loss) income ................................  $  (40,379)  $   20,518   $ (611,211)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation, depletion and amortization .......      80,100       86,358      598,120
    Changes in Assets and Liabilities -
      Decrease (increase) in due from affiliates ...      (9,595)     (94,874)      41,749
      Increase (decrease) in due to affiliates .....      94,873      (40,557)      40,557
                                                      ----------   ----------   ----------
        Net Cash Provided (Used) by
        Operating Activities .......................     124,999      (28,555)      69,215
                                                      ----------   ----------   ----------
Cash Flows From Investing Activities:
  Equipment purchases ..............................     (17,601)        --           --
  Credit on uncompleted wells and related
   equipment .......................................        --           --         11,748
                                                      ----------   ----------   ----------
    Net Cash Provided (Used) by Investing
     Activities ....................................     (17,601)        --         11,748
                                                      ----------   ----------   ----------
Cash Flows From Financing Activities:
  Partners' contributions ..........................         177          117          118
  Distributions to partners ........................     (53,159)     (35,079)     (35,315)
                                                      ----------   ----------   ----------
    Net Cash (Used) in Financing Activities ........     (52,982)     (34,962)     (35,197)
                                                      ----------   ----------   ----------
Net increase (decrease) in cash and cash
 equivalents .......................................      54,416      (63,517)      45,766

Cash and cash equivalents, beginning of year .......      87,201      150,718      104,952
                                                      ----------   ----------   ----------

Cash and cash equivalents, end of year .............  $  141,617   $   87,201   $  150,718
                                                      ==========   ==========   ==========


The  Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


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

     Basis of Accounting:

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

     Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(2)  Summary of Significant Accounting Policies - (Cont'd)

     Federal Income Taxes:

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners' Loss Per Equity Unit:

     The limited partners' loss per equity unit is computed on the 11,077 limited partner equity units.

     Cash and Cash Equivalents:

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

     Recently Issued Accounting Standards:

     The Partnership has implemented the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

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

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(3)  Oil and Gas Properties - (Cont'd)

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1996, 1995 and 1994:

                                                    1996   1995   1994
                                                   -----  -----  -----
          Average sales price per MCF of gas ....  $2.31  $2.17  $3.12
          Average sales price per BBL of oil
           and other liquids ....................  16.37  17.82  12.89
          Production expense per dollar of
           operating revenue ....................   0.47   0.46   0.53

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1996, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:


                                                         (Unaudited)
                                                   -----------------------
                                                    GAS (MCF)    OIL (BBL)
                                                   ----------   ----------
     Reserves as of December 31, 1993 ...........   2,493,179       16,435
     Revisions of previous estimates ............    (552,065)      (4,221)
     Production .................................    (104,386)      (1,521)
                                                   ----------   ----------
     Reserves as of December 31, 1994 ...........   1,836,728       10,693
     Revisions of previous estimates ............     489,773        6,360
     Production .................................    (116,201)      (1,508)
                                                   ----------   ----------
     Reserves as of December 31, 1995 ...........   2,210,300       15,545
     Revisions of previous estimates ............     136,114         (172)
     Production .................................    (113,227)      (1,524)
                                                   ----------   ----------
     Reserves as of December 31, 1996 ...........   2,233,187       13,849
                                                   ==========   ==========

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(4)  Quantities of Oil and Gas Reserves - (Cont'd)

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

     As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1996 and 1995, however, an additional provision of $450,000 was recorded in 1994. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners' income for 1996 and 1995 would not have been reduced, however, in 1994 it would have been reduced by an additional $225,000.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(5)  Allocation of Partnership Revenues, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:


                                                        Limited    General
                                                        Partners   Partners
                                                        --------   --------
     Participation in Costs:
      Sales commissions and dealer manager fees ......     100.0%        -%
       in excess of the $50,000 paid by PEMC
      Offering costs other than $75,000
       paid by the Partnership and the
       Sterling Drilling Fund 1983-2, L.P. ...........      --        100.0
      Management fee .................................     100.0       --
      Lease acquisition costs ........................      91.5        8.5
      Drilling and completion costs ..................      91.5        8.5
      General and administrative expenses ............      76.5       23.5
      Production operator's fee ......................      76.5       23.5
      Operating expenses .............................      76.5       23.5
      All other costs ................................      91.5        8.5

     Participation in Revenues:
      Sale of production .............................      76.5       23.5
      Sale of properties .............................      91.5        8.5
      Sale of equipment ..............................      91.5        8.5
      All other revenues .............................      91.5        8.5


(6)  Transactions With Affiliates:

     (a) The due from affiliates at December 1996 and 1995 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $399 for each producing gas well and $546 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1996, 1995 and 1994, $87,747, $71,148 and $100,509 of production operator's fees were incurred, respectively.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(6)  Transactions With Affiliates - (Cont'd):

     (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1996, $22,703 was due from certain general partners for such costs.

     (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1996 for which it was billed $10,690.

(7)  General and Administrative Expenses:

     In accordance with the Management Agreement, the general partners are reimbursed for the portion of their in-house overhead, including salaries and related benefits, attributable to the affairs and operations of the Partnership.

     This amount, combined with certain direct expenses for geology, engineering, legal, accounting, auditing, insurance and other items shall not exceed an annual amount equal to 5% of limited partner capital contributions. Excess expenses shall be borne by the general partners.

     During 1996, 1995 and 1994, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $85,000 and $160,000, respectively.

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(8)  Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
     (loss) reported in the accompanying financial statements:

                                                 Year Ended December 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ----------   ----------   ----------
 Net income (loss) as
  reported on the
  Partnership's federal
  income tax return .....................  $   36,200   $  106,566   $  (13,525)
 Depreciation, depletion and
  amortization for income
  tax purposes in excess
  of (less than) financial
  reporting amount ......................     (76,579)     (86,048)    (597,686)
                                           ----------   ----------   ----------
 Net income (loss) per
  accompanying financial
  statements ............................  $  (40,379)  $   20,518   $ (611,211)
                                           ==========   ==========   ==========

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

                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:


      Purchaser                                  1996      1995      1994
      ---------                                --------  --------  --------
       Brooklyn Union Gas ...................  $   --    $   --    $ 58,732
       Phoenix Diversified ..................  $251,463  $219,969  $259,113


     The Partnership renewed its gas purchase contract in December, 1996 resulting in a fixed price for one year.

(10) Other Revenue:

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

                                                                     SCHEDULE V


                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      Balance at                                            Balance
                                      Beginning    Additions                   Other        at End
                                       of Year      at Cost    Retirements    Changes       of Year
                                     -----------  -----------  -----------  -----------   -----------
Year Ended December 31, 1996:
-----------------------------
  Leasehold costs .................  $   321,314  $      --    $      --    $      --     $   321,314
  Wells and related facilities ....    9,127,910       17,601         --           --       9,145,511
                                     -----------  -----------  -----------  -----------   -----------
                                     $ 9,449,224  $    17,601  $      --    $      --     $ 9,466,825
                                     ===========  ===========  ===========  ===========   ===========
Year ended December 31, 1995:
-----------------------------
  Leasehold costs .................  $   321,314  $      --    $      --    $      --     $   321,314
  Wells and related facilities ....    9,127,910         --           --           --       9,127,910
                                     -----------  -----------  -----------  -----------   -----------
                                     $ 9,449,224  $      --    $      --    $      --     $ 9,449,224
                                     ===========  ===========  ===========  ===========   ===========
Year Ended December 31, 1994:
-----------------------------
  Leasehold costs .................  $   321,314  $      --    $      --    $      --     $   321,314
  Wells and related facilities ....    9,127,910         --           --           --       9,127,910
  Uncompleted wells and related
    equipment .....................       11,748         --           --        (11,748)         --
                                     -----------  -----------  -----------  -----------   -----------
                                     $ 9,460,972  $      --    $      --    $   (11,748)  $ 9,449,224
                                     ===========  ===========  ===========  ===========   ===========

                                                                    SCHEDULE VI


                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                            - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                     Balance at                                             Balance
                                     Beginning    Additions                    Other         at End
                                      of Year      at Cost     Retirements    Changes       Of Year
                                     ----------   ----------   -----------   ----------   ----------
Year Ended December 31, 1996:
-----------------------------
  Wells and related facilities ...   $7,487,117   $   80,100   $      --     $     --     $7,567,217
  Leasehold costs ................      321,314         --            --           --        321,314
                                     ----------   ----------   -----------   ----------   ----------
                                     $7,808,431   $   80,100   $      --     $     --     $7,888,531
                                     ==========   ==========   ===========   ==========   ==========
Year ended December 31, 1995:
-----------------------------
  Wells and related facilities ...   $7,400,760   $   86,357   $      --     $     --     $7,487,117
  Leasehold costs ................      321,314         --            --           --        321,314
                                     ----------   ----------   -----------   ----------   ----------
                                     $7,722,074   $   86,357   $      --     $     --     $7,808,431
                                     ==========   ==========   ===========   ==========   ==========
Year Ended December 31, 1994:
-----------------------------
  Wells and related facilities ...   $6,802,640   $  598,120   $      --     $     --     $7,400,760
  Leasehold costs ................      321,314         --            --           --        321,314
                                     ----------   ----------   -----------   ----------   ----------
                                     $7,123,954   $  598,120   $      --     $     --     $7,722,074
                                     ==========   ==========   ===========   ==========   ==========

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