Form 10-Q
period 1997-03-31
STERLING DRILLING FUND 1983-1
filed 1997-05-14
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and 1996.

Statements of Changes in Partners' Equity for the year ended
December 31,1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1997, the General Partners have distributed $2,256,928 or 20.375% of original Limited Partner capital contributions to the Limited Partners.


The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $1,378,600 as compared to the discounted reserves as of December 31, 1995 which were approximately $891,700. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996 when compared to a lower gas price in effect as of December 31, 1995. . Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.

2.    Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues increased from $72,752 in 1996 to $104,010 in 1997. The Partnership showed an increase in both oil and gas production, from 28,469 MCF's and 374 BBBls in 1996 to 32,827 MCF's and 570 BBL's. The average price per MCF received for 1997 was $2.48 as compared to the 1996 average price of $2.33 per MCF. The combination of increased production and increased average prices resulted in the total revenue increase. Production expenses increased from $29,566 in 1996 to $44,154 in 1997. In 1997 some additional costs for general maintenance were incurred. These costs include those associated with repairs needed for access to the well and well sites and the related labor costs. Also, variable costs associated with production increased, for example the related well taxes which are based upon production data. The production expenses incurred in 1996 were of a normal and recurring nature to upkeep the wells.

General and administrative expenses to a related party increased from $18,750 in 1996 to $24,999 in 1997. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The Partnership's third party costs showed a slight decline. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1996 or first quarter 1997. There were no additional capitalized well related expenditures during the first quarter of 1997. The lower depletion expense in 1997 is due to overall lower depletable cost basis in oil and gas properties.

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





May 14, 1997                  BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)

                                        March 31,       December 31,
                                          1997              1996
Assets
Current assets:
  Cash and cash equivalents        $        157,944 $          141,617
  Due from others                            25,137              9,595
                                        -----------        -----------
      Total current assets                  183,081            151,212
                                        -----------        -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           321,314            321,314
  Well and related facilities             9,145,511          9,145,511
   less accumulated
   depreciation, depletion and
   amortization                          (7,907,589)        (7,888,531)
                                        -----------        -----------
                                          1,559,236          1,578,294
                                        -----------        -----------
       Total assets                $      1,742,317 $        1,729,506
                                        ===========        ===========

Partners' equity
   Limited partners                       1,683,070          1,675,879
   General partners                          59,247             53,627
                                        -----------        -----------
         Total partners' equity    $      1,742,317 $        1,729,506
                                        ===========        ===========


See accompanying note to the financial statements.


                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     79,568      24,442  $    104,010
Interest income                    1,517         141         1,658
                                --------    --------       -------
  Total Revenue                   81,085      24,583       105,668
                                --------    --------       -------

Costs and Expenses:
Production expense                33,778      10,376        44,154
General and administrative
 to a related party               19,124       5,875        24,999
General and administrative         3,554       1,092         4,646
Depreciation, depletion
 and amortization                 17,438       1,620        19,058
                                --------    --------       -------
  Total Costs and Expenses        73,894      18,963        92,857
                                --------    --------       -------
  Net Income                $      7,191       5,620  $     12,811
                                ========    ========       =======
Net Income per equity unit  $       0.65
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
                                  ======



See accompanying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1995  $  1,759,361  $     63,506  $  1,822,867
  Partners' contributions                0           177           177
  Cash distributions               (41,538)      (11,621)      (53,159)
  Net Income(Loss)                 (41,944)        1,565       (40,379)
                                 ---------      --------     ---------
Balance at December 31, 1996  $  1,675,879  $     53,627  $  1,729,506
  Net Income                         7,191         5,620        12,811
                                 ---------      --------    ----------
Balance at March 31, 1997     $  1,683,070  $     59,247  $  1,742,317
                                 =========      ========    ==========





See accompanying note to the financial statements.



                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                         Three months      Three months
                                          ended March       ended March
                                           31, 1997          31, 1996

Net cash provided by operating
activities                             $        16,327   $        58,112
                                             ---------         ---------
Cash Flows from investing activities:
 Investment in wells and related
   facilities                                        0            (4,875)
                                             ---------         ---------
Net Cash used in investing activities                0            (4,875)

Net increase in cash and
  cash equivalents                              16,327            53,237
Cash and cash equivalents at
  beginning of period                          141,617            87,201
                                             ---------         ---------
Cash and cash equivalents at end of
period                                 $       157,944   $       140,438
                                             =========         =========


See accompanying note to the financial statements.



                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements




                         March 31, 1997



1. The accompanying statements for the period ending March 31, 1997 are unaudited but reflect all adjustments necessary to present fairly the results of operations.