Form 10-Q
period 1997-06-30
STERLING DRILLING FUND 1983-1
filed 1997-08-14
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and Three Months Ended June 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1997 and 1996.

Statements  of Cash Flows for the Six Months Ended June 30,  1997  and
1996.

Note to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1997, the General Partners have distributed $2,298,477 or 20.75% of original Limited Partner capital contributions to the Limited Partners.

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

3.      Results of Operations -

Overall operating revenues increased from $139,802 in 1996 to $199,303 in 1997. The partnership experienced an increase in gas production from
54,045 MCF's in 1996 to 58,188 MCF's in 1997. Oil production showed very little change from 1996 to 1997. These production gains were augmented by a higher average gas price per MCF and higher average oil price per barrel, from $2.32 per MCF and $18.00 per barrel in 1996 to $2.92 per MCF and $19.38 per barrel in 1997. An increase in production volumes can lead to increased variable costs. An example of variable costs are any and all costs that would vary with the volumes sold, for example most production taxes  are  variable. The Partnership was responsible for  some  additional costs associated with repairs and labor in order to access the wells and well sites. The combination of these items resulted in an increase in production expenses from $67,425 in 1996 to $88,397 in 1997.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management
Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in either 1996 or first quarter 1997. There were no additional capitalized well related expenditures during the first quarter of 1997. The lower depletion expense in 1997 is due to overall lower cost basis in oil and gas properties.

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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





August  14, 1997              BY:/s/ Charles E. Drimal Jr.
(Date)                        ----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                        June 30,        December
                                          1997          31, 1996
                                      (unaudited)      (audited)
Assets
Current assets:
  Cash and cash equivalents        $       124,869  $      141,617
  Due from others                           24,448           9,595
                                       -----------      ----------
      Total current assets                 149,317         151,212

Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            9,145,511       9,145,511
   less accumulated
   depreciation, depletion and
   amortization                         (7,926,647)     (7,888,531)
                                      ------------      ----------
                                         1,540,179       1,578,294
                                       -----------      ----------
       Total assets                $     1,689,495  $    1,729,506
                                       ===========      ==========

Partners' equity
   Limited partners                $     1,639,097  $    1,675,879
   General partners                         50,398          53,627
                                       -----------      ----------
         Total partners' equity    $     1,689,495  $    1,729,506
                                       ===========     ===========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                              Limited      General
                              Partners     Partners     Total
Revenue:
Operating revenue           $   152,467       46,836  $   199,303
Interest income                   3,359          312        3,671
                               --------     --------      -------
  Total Revenue                 155,826       47,148      202,974
                               --------     --------      -------

Costs and Expenses:
Production expense               67,624       20,773       88,397
General and administrative
 to a related party              38,248       11,750       49,998
General and administrative       10,321        3,171       13,492
Depreciation, depletion
 and amortization                34,876        3,240       38,116
                               --------     --------      -------
  Total Costs and Expenses      151,069       38,934      190,003
                               --------     --------      -------
  Net Income                $     4,757        8,214  $    12,971
                               ========     ========      =======

Net Income per equity unit  $       .43
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                               Limited      General
                               Partners     Partners      Total
Revenue:
Operating revenue           $    72,899       22,394   $     95,293
Interest income                   1,842          171          2,013
                               --------     --------      ---------
  Total Revenue                  74,741       22,565         97,306
                               --------     --------      ---------

Costs and Expenses:
Production expense               33,846       10,397         44,243
General and administrative
 to a related party              19,124        5,875         24,999
General and administrative        6,767        2,079          8,846
Depreciation, depletion
 and amortization                17,438        1,620         19,058
                               --------     --------      ---------
  Total Costs and Expenses       77,175       19,971         97,146
                               --------     --------      ---------
  Net Income(loss)          $    (2,434)       2,594   $        160
                               ========     ========      =========
Net Income(loss)
    per equity unit         $      (.22)
                               ========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1996


                               Limited      General
                               Partners     Partners      Total
Revenue:
Operating revenue           $    51,294  $    15,756   $     67,050
Interest income                   1,649          153          1,802
                               --------      -------      ---------
  Total Revenue                  52,943       15,909         68,852
                               --------      -------      ---------

Costs and Expenses:
Production expense               28,962        8,897         37,859
General and administrative
 to a related party              14,344        4,406         18,750
General and administrative        5,898        1,811          7,709
Depreciation, depletion
 and amortization                19,002        1,765         20,767
                               --------      -------      ---------
  Total Costs and Expenses       68,206       16,879         85,085
                               --------      -------      ---------
  Net Income(loss)          $   (15,263)  $     (970)   $   (16,233)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $     (1.38)
                               ========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                               Limited       General
                               Partners      Partners            Total

Balance at beginning of
period                      $  1,675,879        53,627  $    1,729,506
  Cash Distributions             (41,539)      (11,443)        (52,982)
  Net Income(Loss)                 4,757         8,214          12,971
                                --------      --------       ---------
Balance at end of period    $  1,639,097        50,398  $    1,689,495
                                ========      ========       =========


                                    Six Months Ended
                                     June 30, 1996

                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $  1,759,361        63,506 $  1,822,867
  Cash Distributions             (41,539)      (11,621)     (53,160)
  Net Income(Loss)               (18,195)        1,900      (16,295)
                                --------      --------    ---------
Balance at end of period    $  1,699,627        53,785 $  1,753,412
                                ========      ========    =========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1997


                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $   1,683,070      59,247   $ 1,742,317
  Cash Distributions              (41,539)    (11,443)      (52,982)
  Net Income(Loss)                 (2,434)      2,594           160
                                ---------    --------     ---------
Balance at end of period    $   1,639,097      50,398   $ 1,689,495
                                =========    ========     =========


                                   Three Months Ended
                                     June 30, 1996

                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $   1,756,429      66,376   $ 1,822,805
  Cash Distributions              (41,539)    (11,621)      (53,160)
  Net Income(Loss)                (15,263)       (970)      (16,233)
                                 --------    --------     ---------
Balance at end of period    $   1,699,627      53,785   $ 1,753,412
                                =========    ========     =========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Six           Six
                                           months       months
                                           ended         ended
                                          June 30,     June 30,
                                            1997         1996

Net cash provided by operating
activities                             $     36,234 $     99,696
                                          ---------    ---------
Cash Flows from investing activities:
   Investment in wells and related
      facilities                                   0     (13,247)
                                          ---------    ---------
Net Cash used in investing activities
                                                   0     (13,247)

Cash flows from financing activities:
  Distribution to partners                  (52,982)     (53,160)
                                          ---------    ---------
Net cash used in financing activities       (52,982)     (53,160)
                                          ---------    ---------

Net increase(decrease) in cash and
  cash equivalents                          (16,748)      33,289
Cash and cash equivalents at
  beginning of period                       141,617       87,201
                                          ---------    ---------
Cash and cash equivalents at end of
period                                 $    124,869 $    120,490
                                          =========    =========




See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1997



1.   The accompanying statements for the period ending June 30,

1997, are unaudited but reflect all adjustments necessary to present fairly the results of operations.