Form 10-Q
period 1997-09-30
STERLING DRILLING FUND 1983-1
filed 1997-11-12
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Balance Sheets - September 30, 1997 and December 31, 1996.

Statements of Operations for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Cash Flows for the Nine Months Ended September 30,1997 and 1996.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1997, the General Partners have distributed $2,298,477 or 20.75% of original Limited Partner capital contributions to the Limited Partners.

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

3.      Results of Operations -

Overall operating revenues increased from $210,455 in 1996 to $282,836 in 1997. The Partnership experienced declines in both gas and oil production, from 86,601 MCF and 1,274 BBLS in 1996 to 85,731 MCF and 921 BBLS in 1997. This decline was offset by increases in the average price of $0.68 per MCF and of $1.54 per average barrel of oil. A few of the Partnership's wells experienced a minor shut in. The main line these wells feed to was shut in by the gathering system operator in order to complete necessary repairs and maintenance. This shut-in partially contributed to lower overall production. Production expenses increased from $104,259 in 1996 to $127,301 in 1997. The increase can partially be associated with additional costs associated with location, road repairs and line outages due to weather related conditions. Some additional periodic general maintenance at the well and well-site may be needed to maintain, halt declines or improve production levels.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Third-party general and administrative expenses remained unchanged although management will continue to use in house resources if it will be more efficient to do so.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1996 or in the three quarters of 1997. Although the 1997 expense is lower than 1996, the expense recorded is consistent with the current basis of the Partnership's properties.

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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





November  12, 1997            BY: /s/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets

                                     September 30,      December
                                         1997           31, 1996
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $       135,627  $      141,617
  Due from others                           26,399           9,595
                                       -----------     -----------
      Total current assets                 162,026         151,212
                                       -----------     -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            9,150,999       9,145,511
   less accumulated
   depreciation, depletion and
    amortization                        (7,945,904)     (7,888,531)
                                       -----------     -----------
                                         1,526,409       1,578,294
                                       -----------     -----------
       Total assets                $     1,688,435  $    1,729,506
                                       ===========     ===========

 Partners' equity
   Limited partners                      1,635,629       1,675,879
   General partners                         52,806          53,627
                                        ----------     -----------

         Total partners' equity    $     1,688,435  $    1,729,506
                                       ===========     ===========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1997

                               Limited      General
                               Partners     Partners     Total
Revenue:
Operating revenue           $    216,370 $    66,466  $    282,836
Interest income                    4,914         457         5,371
Gain on sale of equipment            686          64           750
                                --------    --------       -------
  Total Revenue                  221,970      66,987       288,957
                                --------    --------       -------

Costs and Expenses:
Production expense                97,385      29,916       127,301
General and administrative
 to a related party               57,373      17,624        74,997
General and administrative        13,427       4,125        17,552
Depreciation, depletion
 and amortization                 52,496       4,877        57,373
                                --------    --------       -------
  Total Costs and Expenses       220,681      56,542       277,223
                                --------    --------       -------
  Net Income                $      1,289 $    10,445  $     11,734
                                ========    ========       =======
Net Income per equity unit  $        .12
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1997

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    63,903  $    19,630  $      83,533
Interest income                   1,555          145          1,700
Gain on sale of equipment           686           64            750
                               --------     --------      ---------
  Total Revenue                  66,144       19,839         85,983
                               --------     --------      ---------

Costs and Expenses:
Production expense               29,761        9,143         38,904
General and administrative
 to a related party              19,125        5,874         24,999
General and administrative        3,106          954          4,060
Depreciation, depletion
 and amortization                17,620        1,637         19,257
                               --------     --------      ---------
  Total Costs and Expenses       69,612       17,608         87,220
                               --------     --------      ---------
  Net Income(loss)          $    (3,468)  $    2,231   $     (1,227)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $      (.31)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1997


                               Limited     General
                               Partners    Partners            Total

Balance at beginning of
period                      $  1,675,879     53,627  $     1,729,506
  Partner's contributions              0        177              177
  Cash distributions             (41,539)   (11,443)         (52,982)
  Net income                       1,289     10,445           11,734
                               ---------   --------     ------------
Balance at end of period    $  1,635,629     52,806  $     1,688,435
                               =========   ========     ============


                                   Nine Months Ended
                                   September 30, 1996

                              Limited      General
                              Partners     Partners            Total

Balance at beginning of
period                      $  1,759,361     63,506  $     1,822,867
  Partner's contributions              0        177              177
  Cash distributions             (41,539)   (11,621)         (53,160)
  Net income(loss)               (27,466)     2,803          (24,663)
                               ---------   --------     ------------
Balance at end of period    $  1,690,356     54,865  $     1,745,221
                               =========   ========      ===========

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1997


                               Limited      General
                               Partners     Partners            Total

Balance at beginning of
period                      $  1,639,097        50,398  $   1,689,495
  Partner's contributions              0           177            177
  Cash distributions                   0             0              0
  Net income(loss)                (3,468)        2,231         (1,237)
                               ---------      --------     ----------
Balance at end of period    $  1,635,629        52,806  $   1,688,435
                               =========      ========     ==========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine months      Nine months
                                             ended            ended
                                           September        September
                                           30, 1997         30, 1996

Net cash provided by operating
activities                             $        51,553   $     114,884
                                             ---------       ---------
Cash Flows from investing activities:
Proceeds from sale of equipment                    750               0
  Investment in Wells and
    related facilities                          (5,488)        (17,601)
                                             ---------       ---------
Net Cash used in investing activities           (4,738)        (17,601)

Cash flows from financing activities:
  Distribution to partners                     (52,982)        (53,160)
  Partners contribution                            177             177
                                             ---------       ---------
Net cash used in financing activities          (52,805)        (52,983)
                                             ---------       ---------

Net increase(decrease) in cash and
  cash equivalents                              (5,990)         44,300
Cash and cash equivalents at
  beginning of period                          141,617          87,201
                                             ---------       ---------
Cash and cash equivalents at end of
period                                 $       135,627   $     131,501
                                             =========       =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1997



1.   The accompanying statements for the period ending September

30, 1997, are unaudited but reflect all adjustments necessary to present fairly the results of operations.