Form 10-K
period 1997-12-31
STERLING DRILLING FUND 1983-1
filed 1998-03-25
CIK 721538

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

                   For the fiscal year ended December 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                           COMMISSION FILE NO. 2-84452

                       STERLING DRILLING FUND 1983-1, L.P.
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                 13-3167549
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

              ONE LANDMARK SQUARE
             STAMFORD, CONNECTICUT                             006901
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

         The number of Units of the Registrant outstanding as of March 16, 1998, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

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

         During 1997, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1998, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1997, approximately $323,500, or 96.85%, of the Partnership's gas production was sold to one unaffiliated purchaser, Phoenix Diversified. This purchaser has no relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1997 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1997, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                                               Gross                 Net
                                                                               -----                 ---
                   Oil Wells.......................................                 0                    0
                   Gas Wells.......................................                39                 31.3


         Producing acres...........................................             1,833                1,771

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

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                1997       1996        1995       1994        1993
                                                                ----       ----        ----       ----        ----
   Production:
    Oil and Condensate (bbl)............................       1,302      1,524       1,508      1,521       1,897
    Gas (Mcf)...........................................     111,382    113,227     116,201    104,386     135,378
   Average Price of Sales:
    Oil and Condensate ($ per bbl)......................   $   19.64      16.37       17.82      12.89       16.31
    Gas ($ per Mcf).....................................   $    3.15       2.31        2.17       3.12        2.61
   Production Expense per Dollar
    of Operating Revenue................................   $    0.44       0.47        0.46       0.53        0.41

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                  Proved Developed
As of                             ----------------
12-31                 Oil (bbls)                           Gas (Mcf)
-----                 ----------                           ---------
1993                    16,000                             2,493,000
1994                    11,000                             1,837,000
1995                    15,500                             2,210,000
1996                    13,850                             2,233,000
1997                    14,000                             2,034,300

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                            Proved Developed
                                                            ----------------
                      As of                      Future Net                 Present Value of
                      12-31                        Revenue                 Future Net Revenue
                      -----                      ----------                ------------------
                       1993                      $4,322,000                    $1,863,000
                       1994                       1,735,000                       782,000
                       1995                       2,272,900                       893,700
                       1996                       3,414,800                     1,313,750
                       1997                       2,940,800                     1,200,900

         Since January 1, 1997, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1997 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1998, there were 741 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1997 aggregated $41,528. Aggregate cash distributions to the holders of the Units as of December 31, 1997, is $2,298,478.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1998, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 164 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 49, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 44, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 45, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice

President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 38, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 65, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.      EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1997 and 1996, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of March 16, 1998, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known by the Partnership to own more than five percent of the Units.

                                                                                 Number
         Name and Address of Beneficial Owner                                   of Units         Percent
         ------------------------------------                                   --------         -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901..............................................        1,152           10.40
         PrimeEnergy Corporation
           One Landmark Square
           Stamford, Connecticut 06901.....................................          700            6.32

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1997, was paid well operating fees ranging from about $402 to $557 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1997 and 1996, the Partnership paid an aggregate of $116,779 and $98,437, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.


                                       Sterling Drilling Fund 1983-1, L.P.
                                       By:  PrimeEnergy Management Corporation
                                            Managing General Partner



                                       By:  /s/ CHARLES E. DRIMAL, JR.
                                            ------------------------------------
                                            Charles E. Drimal, Jr.
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1998.



/s/ CHARLES E. DRIMAL, JR.        Director and President,
----------------------------      PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.            The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS           Director and Vice President and Treasurer,
----------------------------      PrimeEnergy Management Corporation;
Beverly A. Cummings               The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.        Director, PrimeEnergy Management
----------------------------      Corporation
Bennie H. Wallace, Jr.

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

                  Index to Financial Information and Schedules


                                                                                                  PAGE NO.
                                                                                                  --------
Selected Financial Data                                                                               F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                        F-2

Report of Independent Public Accountants                                                              F-5

Financial Statements:

     Balance Sheets, December 31, 1997 and 1996                                                       F-6

     Statements of Operations for the Years Ended December 31,
          1997, 1996 and 1995                                                                         F-7

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 1997, 1996 and 1995                                                      F-8

     Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995                                                      F-9

     Notes to Financial Statements                                                                    F-10

Schedules:

     V  -      Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 1997, 1996, and 1995                                      F-18

     VI -      Accumulated Depreciation, Depletion and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               1997, 1996 and 1995                                                                    F-19

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


                                  YEAR ENDED DECEMBER 31, (000's omitted)
                                  ---------------------------------------
                           1997         1996        1995         1994          1993
                          ------       ------      ------       ------        ------
Revenues ...............  $  386         297          361          350          391
Net income (loss):
  Limited Partners .....  $    1         (42)          (3)        (557)        (102)
  General Partners .....  $   15           2           23          (54)          (7)
  Per equity unit ......  $ 0.11       (3.79)       (0.26)      (50.25)       (9.24)
Total assets ...........  $1,693       1,729        1,823        1,878        2,494
Cash distributions:
  Limited Partners .....  $   42          42           28           28           28
  General Partners .....  $   11          12            7            7            7
  Limited partners as
  a % of original
  contribution .........   0.375%      0.375%        0.25%        0.25%        0.25%

ITEM 7.  MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1997, the General Partners have distributed to the Limited Partners $2,298,478 or 20.75% of the total Limited Partner capital contributions to the Limited Partnership.

         All aspects of the Partnership's operations and administration are handled through the use of the operating and Managing General Partner's computer systems. Both the operations company and the Managing General Partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete systems upgrade, which includes but is not limited to, the year 2000 issue will be implemented within the next year by both the operating company and the Managing General Partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the Partnership for the implementation necessary by either company.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997, was approximately $1,200,900 as compared to the discounted reserves as of December 31, 1996, which were approximately $1,313,750.

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

         3.  Results of Operations:

         1997 compared to 1996

         Operating revenue increased from $290,733 in 1996 to $379,079 in 1997. This increase can be attributed to a variety of factors, including only minor fluctuations in gas and oil production, from 113,227 mcf and 1,524 barrels in 1996 to 111,382 mcf and 1,302 barrels in 1997. Both gas and oil revenues were helped substantially by the increased average price per mcf and barrel in 1997 when compared to 1996. On average, the Partnership was paid $2.31 per mcf and $16.37 per barrel in 1996 and $3.15 per mcf and $19.64 per barrel in 1997. The Partnership has locked into a favorable gas contract price that will be in place until November of 1998.

         Production expenses increased from $135,780 in 1996 to $165,863 in 1997. The Partnership did expend funds on additional capitalized well equipment and other repairs performed on a few wells. The operator will determine if additional equipment, for example lift equipment, will have a beneficial effect on production. The operator will also perform various repairs including but not limited to location work, road repairs, pipeline repairs and additional labor cost as deemed appropriate. In most cases large repairs are made to help maintain overall production. Also the Partnership in both years expended the necessary funds on the routine, general upkeep and maintenance of the well and well site. General and administrative costs remained relatively unchanged between 1996 and 1997, from $121,632 to $121,848, respectively. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $553,850 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties was needed in 1997 or 1996. The overall depreciation for both years was consistent with the rates used and the remaining property basis.

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

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties was needed in 1996 or 1995. The overall depreciation was consistent with the rates used and the remaining property basis and showed minor decline from 1995.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 5, 1998

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996





                                                         Assets
                                                         ------

                                                                                     1997                 1996
                                                                                 -----------      -----------
Current Assets:
  Cash and cash equivalents (Note 2)                                             $   145,635      $   141,617
  Due from affiliates (Note 6)                                                        45,126            9,595
                                                                                 -----------      -----------
     Total Current Assets                                                            190,761          151,212
                                                                                 -----------      -----------

Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                    321,314          321,314
  Wells and related facilities                                                     9,151,700        9,145,511
                                                                                 -----------      -----------
      Total                                                                        9,473,014        9,466,825
  Less - Accumulated depreciation, depletion
          and amortization                                                        (7,970,786)      (7,888,531)
                                                                                 -----------      -----------

                                                                                   1,502,228        1,578,294
                                                                                 -----------      -----------

     Total Assets                                                                $ 1,692,989      $ 1,729,506
                                                                                 ===========      ===========



                                            Liabilities and Partners' Equity
                                            --------------------------------

Total Liabilities                                                                $      --        $      --
                                                                                 -----------      -----------

Partners' Equity:
  Limited partners                                                                 1,635,538        1,675,879
  General partners                                                                    57,451           53,627
                                                                                 -----------      -----------
     Total Partners' Equity                                                        1,692,989        1,729,506
                                                                                 -----------      -----------

     Total Liabilities and Partners' Equity                                      $ 1,692,989      $ 1,729,506
                                                                                 ===========      ===========









   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                            1997                                       1996
                            -------------------------------------     --------------------------------------
                            Limited       General                     Limited        General
                            Partners      Partners        Total       Partners       Partners        Total
                            --------      --------      ---------     --------       --------      ---------
Revenues:
  Operating revenues        $ 289,995     $  89,084     $ 379,079     $ 222,411      $  68,322     $ 290,733
  Interest                      6,565           610         7,175         5,856            544         6,400
  Other revenue
  (Note 10)                      --            --            --            --             --            --
                            ---------     ---------     ---------     ---------      ---------     ---------

     Total Revenues           296,560        89,694       386,254       228,267         68,866       297,133
                            ---------     ---------     ---------     ---------      ---------     ---------

Costs and Expenses:
  Production expenses         126,885        38,978       165,863       103,872         31,908       135,780
  Depreciation,                75,263         6,992        82,255        73,291          6,809        80,100
   depletion and
   amortization
  General and
   Administrative
   expenses (Note 7)           93,214        28,634       121,848        93,048         28,584       121,632
                            ---------     ---------     ---------     ---------      ---------     ---------

    Total Expenses            295,362        74,604       369,966       270,211         67,301       337,512
                            ---------     ---------     ---------     ---------      ---------     ---------

     Net Income (Loss)      $   1,198     $  15,090     $  16,288     $ (41,944)     $   1,565     $ (40,379)
                            =========     =========     =========     =========      =========     =========
  Net income (Loss) Per
   Equity Unit (Note 2)     $    0.11                                 $   (3.79)

                                             1995
                            --------------------------------------
                            Limited        General
                            Partners       Partners        Total
                            --------       --------      ---------
Revenues:
  Operating revenues        $ 213,879      $  65,701     $ 279,580
  Interest                      5,580            620         6,200
  Other revenue
  (Note 10)                    57,662         17,713        75,375
                            ---------      ---------     ---------

     Total Revenues           277,121        84,034`       361,155
                            ---------      ---------     ---------

Costs and Expenses:
  Production expenses         112,689         34,617       147,306
  Depreciation,                85,494            864        86,358
   depletion and
   amortization
  General and
   Administrative
   expenses (Note 7)           81,834         25,139       106,973
                            ---------      ---------     ---------

    Total Expenses            280,017         60,620       340,637
                            ---------      ---------     ---------

     Net Income (Loss)      $  (2,896)     $  23,414     $  20,518
                            =========      =========     =========
  Net income (Loss) Per
   Equity Unit (Note 2)     $    (.26)
                           ==========






   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                   Limited          General
                                   Partners         Partners          Total
                                 -----------      -----------      -----------
Balance at December 31, 1994     $ 1,789,950      $    47,361      $ 1,837,311

Partners' contributions                 --                117              117

Distributions to partners            (27,693)          (7,386)         (35,079)

Net Income (Loss)                     (2,896)          23,414           20,518
                                 -----------      -----------      -----------

Balance at December 31, 1995       1,759,361           63,506        1,822,867

Partners' contributions                 --                177              177

Distributions to partners            (41,538)         (11,621)         (53,159)

Net Income (Loss)                    (41,944)           1,565          (40,379)
                                 -----------      -----------      -----------

Balance at December 31, 1996       1,675,879           53,627        1,729,506

Partners' contributions                 --                177              177

Distributions to partners            (41,539)         (11,443)         (52,982)

Net Income (Loss)                      1,198           15,090           16,288
                                 -----------      -----------      -----------

Balance at December 31, 1997     $ 1,635,538      $    57,451      $ 1,692,989
                                 ===========      ===========      ===========








   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                      1997          1996            1995
                                                   ---------      ---------      ---------
Cash Flows From Operating Activities:
 Net (loss) income                                 $  16,288      $ (40,379)     $  20,518
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation, depletion and amortization           82,255         80,100         86,358
   Changes in Assets and Liabilities -
    Decrease (increase) in due from affiliates       (45,127)        (9,595)       (94,874)
    Increase (decrease) in due to affiliates           9,595         94,873        (40,557)
                                                   ---------      ---------      ---------
      Net Cash Provided (Used) by                     63,011        124,999        (28,555)
                                                   ---------      ---------      ---------
       Operating Activities

Cash Flows From Investing Activities:
  Equipment purchases                                 (6,188)       (17,601)          --
  Credit on uncompleted wells and related               --             --             --
                                                   ---------      ---------      ---------
   Equipment
     Net Cash Provided by Investing Activities        (6,188)       (17,601)          --
                                                   ---------      ---------      ---------

Cash Flows From Financing Activities:
  Partners' contributions                                177            177            117
  Distributions to partners                          (52,982)       (53,159)       (35,079)
                                                   ---------      ---------      ---------
     Net Cash Used in Financing Activities           (52,805)       (52,982)       (34,962)
                                                   ---------      ---------      ---------

Net increase (decrease) in cash and cash               4,018         54,416        (63,517)
 Equivalents

Cash and cash equivalents, beginning of year         141,617         87,201        150,718
                                                   ---------      ---------      ---------

Cash and cash equivalents, end of year             $ 145,635      $ 141,617      $  87,201
                                                   =========      =========      =========







   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995




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

                        DECEMBER 31, 1997, 1996 AND 1995


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1997, 1996 and 1995:

                                                                      1997            1996          1995
                                                                     ------          ------        -----

              Average sales price per MCF of gas                     $ 3.15          $ 2.31        $ 2.17
              Average sales price per BBL of oil
               and other liquids                                      19.64           16.37         17.82
              Production expense per dollar of
               operating revenue                                        .44             .47          0.46

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1997, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                                                                             (Unaudited)
                                                                                     ----------------------------
                                                                                     GAS (MCF)          OIL (BBL)
                                                                                     ---------          ---------
         Reserves as of December 31, 1994                                            1,836,728           10,693
         Revisions of previous estimates                                               488,276            6,360
         Production                                                                   (116,201)          (1,508)
                                                                                     ---------          -------

         Reserves as of December 31, 1995                                            2,208,803           15,545
         Revisions of previous estimates                                               137,611             (172)
         Production                                                                   (113,227)          (1,524)
                                                                                     ---------          -------

         Reserves as of December 31, 1996                                            2,233,187           13,849
         Revisions of previous estimates                                               (87,508)           1,490
         Production                                                                   (111,382)          (1,302)
                                                                                     ---------          -------

         Reserves as of December 31, 1997                                            2,034,297           14,037
                                                                                     =========          =======

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995








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

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1997, 1996 or 1995. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners' income would not have been reduced for 1997, 1996 or 1995.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995





(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                                  Limited          General
                                                                                  Partners         Partners
                                                                                  --------         --------
         Participation in Costs:
           Sales commissions and dealer manager fees                                 100.0%              -  %
            in excess of the $50,000 paid by PEMC
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1983-2, L.P.                                        -  %            100.0%
           Management fee                                                            100.0%              -  %
           Lease acquisition costs                                                    91.5%              8.5%
           Drilling and completion costs                                              91.5%              8.5%
           General and administrative expenses                                        76.5%             23.5%
           Production operator's fee                                                  76.5%             23.5%
           Operating expenses                                                         76.5%             23.5%
           All other costs                                                            91.5%              8.5%

         Participation in Revenues:
           Sale of production                                                         76.5%             23.5%
           Sale of properties                                                         91.5%              8.5%
           Sale of equipment                                                          91.5%              8.5%
           All other revenues                                                         91.5%              8.5%

(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 1997 and 1996 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $402 for each producing gas well and $557 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995






(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1997, 1996 and 1995, $110,512, $87,747 and $71,148 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1997, $21,896 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1997 for which it was billed $6,267.



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

         During 1997, 1996 and 1995, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000 and $85,000, respectively.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995





(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                     Year Ended December 31,
                                                          -------------------------------------------
                                                            1997              1996             1995
                                                          --------          --------         --------
         Net income (loss) as
          reported on the
          Partnership's federal
          income tax return                               $ 91,673          $ 36,200         $106,566

         Depreciation, depletion and
          amortization for income
          tax purposes in excess
          of (less than) financial
          reporting amount                                 (75,385)          (76,579)         (86,048)
                                                          --------          --------         --------

         Net income (loss) per
          accompanying financial
          statements                                      $ 16,288          $(40,379)        $ 20,518
                                                          ========          ========         ========

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995







(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                               1997                1996             1995
             ---------                             --------            --------          ------
            Phoenix Diversified                    $323,563            $251,463          $219,969

         The Partnership renewed its gas purchase contract in December, 1997 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               Balance at                                            Balance
                                              Beginning         Additions                          Other             at End
                                               of Year           at Cost        Retirements       Changes            of Year
                                              ---------        ----------       -----------       -------           ----------
Year Ended December 31, 1997:
  Leasehold costs                             $  321,314         $   --           $   --         $     --           $  321,314
  Wells and related facilities                 9,145,512            6,188             --               --            9,151,700
                                              ----------         --------         --------       ----------         ----------
                                              $9,466,826         $  6,188         $   --         $     --           $9,473,014
                                              ==========         ========         ========       ==========         ==========

Year ended December 31, 1996:
  Leasehold costs                             $  321,314         $   --           $   --         $     --           $  321,314
  Wells and related facilities                 9,127,910           17,601             --               --            9,145,511
                                              ----------         --------         --------       ----------         ----------
                                              $9,449,224         $ 17,601         $   --         $     --           $9,466,825
                                              ==========         ========         ========       ==========         ==========

Year Ended December 31, 1995:
  Leasehold costs                             $  321,314         $   --           $   --         $     --           $  321,314
  Wells and related facilities                 9,127,910             --               --               --            9,127,910
                                              ----------         --------         --------       ----------         ----------
                                              $9,449,224         $   --           $   --         $     --           $9,449,224
                                              ==========         ========         ========       ==========         ==========

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                           Balance at         Charges to                                          Balance
                                           Beginning          Costs and                           Other           at End
                                            of Year           Expenses        Retirements        Changes          of Year
                                           ----------         ----------      -----------        -------          --------
Year Ended December 31, 1997:
  Wells and related facilities             $7,567,217         $   82,255         $--           $     --           $7,649,472
  Leasehold costs                             321,314               --            --                 --              321,314
                                           ----------         ----------         -----         ----------         ----------
                                           $7,888,531         $   82,255         $--           $     --           $7,970,786
                                           ==========         ==========         =====         ==========         ==========

Year ended December 31, 1996:
  Wells and related facilities             $7,487,117         $   80,100         $--           $     --           $7,567,217
  Leasehold costs                             321,314               --            --                 --              321,314
                                           ----------         ----------         -----         ----------         ----------
                                           $7,808,431         $   80,100         $--           $     --           $7,888,531
                                           ==========         ==========         =====         ==========         ==========

Year Ended December 31, 1995:
  Wells and related facilities             $7,400,760         $   86,357         $--           $     --           $7,487,117
  Leasehold costs                             321,314               --            --                 --              321,314
                                           ----------         ----------         -----         ----------         ----------
                                           $7,722,074         $   86,357         $--           $     --           $7,808,431
                                           ==========         ==========         =====         ==========         ==========

                                INDEX TO EXHIBITS

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                       NUMBERED
NUMBER                            EXHIBIT                                                       PAGE
------                            -------                                                       ----
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