Form 10-Q
period 1998-03-31
STERLING DRILLING FUND 1983-1
filed 1998-05-13
CIK 721538

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

Balance Sheets - March 31, 1998 and December 31, 1997.

Statements of Operations for the Three Months Ended March 31, 1998 and 1997.

Statements of Changes in Partners' Equity for the year ended
December 31,1997 and for the Three Months Ended March 31, 1998.

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1998, the General Partners have distributed $2,298,478 or 20.75% of original Limited Partner capital contributions to the Limited Partners.

All aspects of the Partnership's operations and administration are handled through the use of the operating and managing general partner's computer systems. Both, the operations company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to , the year 2000 issue will be implemented with in the next year by both the operating company and the managing general partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the partnership for the implementation necessary by either company.

The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $1,200,900 as compared to the discounted reserves as of December 31, 1996 which were approximately $1,313,750. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.

2.    Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues decreased from $104,010 in 1997 to $78,436 in 1998. The Partnership showed an decreases in both oil and gas production, from 32,827 MCF's and 570 BBL's in 1997 to 27,719 MCF's and 124 BBL's in 1998. The average price per MCF received for 1998 was $2.83 as compared to the 1997 average price of $2.48 per MCF. The main contributor to the partnership's lower overall revenue was the lower production. The drop in gas production was partially offset by the higher gas price. Most of the partnership's gas production is associated with a favorable year long fixed price contract which was set in December 1997 when prices were a bit
higher then current market conditions.    Production  expenses  decreased
from $44,154 in 1997 to $31,537 in 1998 . In 1997 some additional costs for general maintenance were incurred. These costs include those associated with repairs needed for access to the well and well sites and the related labor costs. Also, variable expenses were higher but were reasonable based upon production data. Variable costs include, but are not limited to, the related well taxes which are based upon production volumes and price. The production expenses incurred in the first quarter 1998 were of a normal and recurring nature to upkeep the wells.

General and administrative costs from a related party are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to use all its in-house resources as efficiently and timely as possible to minimize costs. General and administrative expenses to a related party and to third parties remained relatively unchanged from 1997 to 1998.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1997 or first quarter 1998 due to capitalized costs exceeding the undiscounted future net cash
flows attributable to the partnership properties.   The additional
capitalized well related expenditures during the first quarter of 1998 were very minimal and did not substantial change the overall partnership asset base. Depletion expense in 1997 and 1998 was reasonable based upon the asset basis and rates applied.

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





May 12, 1998                  BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                        March 31,       December 31,
                                          1998              1997
Assets
Current assets:
  Cash and cash equivalents        $        188,362 $          145,635
  Due from others                            21,303             45,126
                                        -----------        -----------
      Total current assets                  209,665            190,761
                                        -----------        -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           321,314            321,314
  Well and related facilities             9,152,087          9,151,700
   less accumulated
   depreciation, depletion and
   amortization                          (7,990,282)        (7,970,786)
                                        -----------        -----------
                                          1,483,119          1,502,228
                                        -----------        -----------
       Total assets                $      1,692,784 $        1,692,989
                                        ===========        ===========

Partners' equity
   Limited partners                       1,632,779          1,635,538
   General partners                          60,005             57,451
                                        -----------        -----------
         Total partners' equity    $      1,692,784 $        1,692,989
                                        ===========        ===========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     60,004      18,432  $     78,436
Interest income                    1,966         183         2,149
                                --------    --------       -------
  Total Revenue                   61,970      18,615        80,585
                                --------    --------       -------

Costs and Expenses:
Production expense                24,126       7,411        31,537
General and administrative
 to a related party               19,130       5,877        25,007
General and administrative         3,634       1,116         4,750
Depreciation, depletion
 and amortization                 17,839       1,657        19,496
                                --------    --------       -------
  Total Costs and Expenses        64,729      16,061        80,790
                                --------    --------       -------
  Net Income (loss)         $     (2,759)       2,554  $      (205)
                                ========    ========       =======
Net Income (Loss)
    per equity unit         $     (0.25)
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

                       STERLING DRILLING FUND 1983-1
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1996  $  1,675,879  $     53,627  $  1,729,506
  Partners' contributions                0           177           177
  Cash distributions               (41,539)      (11,443)      (52,982)
  Net Income                         1,198        15,090        16,288
                                  --------      --------      --------
Balance at December 31, 1997  $  1,635,538  $     57,451  $  1,692,989
  Net Income (Loss)                 (2,759)        2,554          (205)
                                  --------      --------      --------
Balance at March 31, 1998     $  1,632,779  $     60,005  $  1,692,784
                                  ========      ========      ========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                         Three months      Three months
                                          ended March       ended March
                                           31, 1998          31, 1997

Net cash provided by operating
activities                             $        43,114   $        16,327
                                             ---------         ---------
Cash Flows from investing activities:
 Investment in wells and related
   facilities                                     (387)                 0
                                             ---------         ---------
Net Cash (used in)investing activities            (387)                 0

Net increase in cash and
  cash equivalents                              42,727            16,327
Cash and cash equivalents at
  beginning of period                          145,635           141,617
                                             ---------         ---------
Cash and cash equivalents at end of
period                                 $       188,362   $       157,944
                                             =========         =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 1998



1. The accompanying statements for the period ending March 31, 1998 are unaudited but reflect all adjustments necessary to present fairly the results of operations.