Form 10-Q
period 1998-06-30
STERLING DRILLING FUND 1983-1
filed 1998-08-13
CIK 721538

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

Balance Sheets - June 30, 1998 and December 31, 1997.

Statements of Operations for the Six and Three Months Ended June 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1998 and 1997.

Statements  of Cash Flows for the Six Months Ended June 30,  1998  and
1997.

Note to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1998, the General Partners' have distributed $2,340,016 or 21.125% of original Limited Partner capital contributions to the Limited Partners.

All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays

The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $1,200,900 as compared to the discounted reserves as of December 31, 1996 which were approximately $1,313,750. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.


2.    Capital Resources -


The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

3.      Results of Operations -

Overall operating revenues decreased from $199,303 in 1997 to $166,554 in 1998. The partnership experienced an decrease in gas production from 58,188 MCF's in 1997 to 50,744 MCF's in 1998. Although the main source of the Partnership's income is derived from its sale of gas production, the Partnership does receive some revenue from its oil sales. The average price per barrel received was $19.38 in 1997 and $12.04 in 1998. The combination of lower average price per barrel and lower oil production did result in lower revenue received from the sale of its oil production. The Partnership may experience declines in gas production due to pressure variances in the main transport lines. These variances may hinder or occasionally restrict the normal flow of the partnership's gas to the main purchaser. The Partnership's decline in gas production sold was partially offset by the increase in average price per MCF of $2.92 in 1997 to $3.13 in 1998. In 1997, the Partnership was responsible for some additional costs associated with repairs and labor in order to access the wells and well sites. The combination of these items resulted in higher production expenses in 1997,$88,397, as compared with $74,441 in 1998. The majority of the expenses incurred in 1998 were for normal and routine maintenance of the well and well-site.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management
Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 1997 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1997 or first half of 1998. There were no additional capitalized well-related expenditures during the first quarter of 1998. The lower depletion expense in 1998 is due to overall lower cost basis in oil and gas properties.

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





August 12, 1998               BY:/s/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                        June 30,        December
                                          1998          31, 1997
                                      (unaudited)      (audited)
Assets
Current assets:
  Cash and cash equivalents        $       137,941  $      145,635
  Due from others                           36,769          45,126
                                       -----------     -----------
      Total current assets                 174,710         190,761
                                        ----------     -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            9,152,087       9,151,700
   less accumulated
   depreciation, depletion and
    amortization                        (8,009,779)     (7,970,786)
                                      ------------     -----------
                                         1,463,622       1,502,228
                                       -----------     -----------
       Total assets                $     1,638,332  $    1,692,989
                                       ===========     ===========

Partners' equity
   Limited partners                $     1,587,406  $    1,635,538
   General partners                         50,926          57,451
                                       -----------     -----------
         Total partners' equity    $     1,638,332  $    1,692,989
                                       ===========     ===========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                              Limited      General
                              Partners     Partners     Total
Revenue:
Operating revenue           $   127,417       39,141  $   166,558
Interest income                   4,145          385        4,530
                               --------     --------     --------
  Total Revenue                 131,562       39,526      171,088
                               --------     --------      -------

Costs and Expenses:
Production expense               56,947       17,494       74,441
General and administrative
 to a related party              38,255       11,751       50,006
General and administrative        7,274        2,235        9,509
Depreciation, depletion
 and amortization                35,679        3,314       38,993
                               --------     --------      -------
  Total Costs and Expenses      138,155       34,794      172,949
                               --------     --------      -------
  Net Income                $    (6,593)       4,732  $    (1,861)
                               ========     ========      =======

Net Income per equity unit  $      (.60)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                               Limited      General
                               Partners     Partners      Total
Revenue:
Operating revenue           $    67,413       20,709   $     88,122
Interest income                   2,179          202          2,381
                               --------     --------      ---------
  Total Revenue                  69,592       20,911         90,503
                               --------     --------      ---------

Costs and Expenses:
Production expense               32,821       10,083         42,904
General and administrative
 to a related party              19,125        5,874         24,999
General and administrative        3,640        1,119          4,759
Depreciation, depletion
 and amortization                17,840        1,657         19,497
                               --------     --------      ---------
  Total Costs and Expenses       73,426       18,733         92,159
                               --------     --------      ---------
  Net Income(loss)          $    (3,834)       2,178   $     (1,656)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $      (.35)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1998


                               Limited       General
                               Partners      Partners            Total

Balance at beginning of
period                      $  1,635,538         57,451  $   1,692,989
  Cash Distributions             (41,539)       (11,257)       (52,796)
  Net Income(Loss)                (6,593)         4,732         (1,861)
                                --------      --------       ---------
Balance at end of period    $  1,587,406        50,926  $    1,638,332
                                ========      ========       =========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1998


                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $   1,632,779      60,005   $ 1,692,784
  Cash Distributions              (41,539)    (11,257)      (52,796)
  Net Income(Loss)                 (3,834)      2,178        (1,656)
                                ---------    --------     ---------
Balance at end of period    $   1,587,406      50,926   $ 1,638,332
                                =========    ========     =========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Six           Six
                                           months       months
                                           ended         ended
                                          June 30,     June 30,
                                            1998         1997

Net cash provided by operating
activities                             $     45,489 $     36,234
                                          ---------    ---------
Cash Flows from investing activities:
   Investment in wells and related
     facilities                                (387)           0
                                          ---------    ---------
Net Cash used in investing activities          (387)           0

Cash flows from financing activities:
  Distribution to partners                  (52,796)     (52,982)
                                          ---------    ---------
Net cash used in financing activities       (52,796)     (52,982)
                                          ---------    ---------

Net increase(decrease) in cash and
  cash equivalents                           (7,694)     (16,748)
Cash and cash equivalents at
  beginning of period                       145,635      141,617
                                          ---------    ---------
Cash and cash equivalents at end of
period                                 $    137,941 $    124,869
                                          =========    =========




See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1998



1.   The accompanying statements for the period ending June 30,

1998, are unaudited but reflect all adjustments necessary to present fairly the results of operations.