Form 10-Q
period 1998-09-30
STERLING DRILLING FUND 1983-1
filed 1998-11-12
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Balance Sheets - September 30, 1998 and December 31, 1997.

Statements  of  Operations for the Nine and Three Months  Ended   September
30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements  of Cash Flows for the Nine Months Ended September  30,1998  and
1997.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1998, the General Partner's have distributed $ 2,340,016 or 21.125% of original Limited Partner capital contributions to the Limited Partners.

All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

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

3.      Results of Operations -

Overall operating revenues decreased from $282,836 in 1997 to $245,853 in 1998. The Partnership experienced declines in both gas and oil production, from 85,731 MCF and 921 BBLS in 1997 to 75,204 MCF and 719 BBLS in 1998. This decline was slightly offset by increased average price per MCF, from $2.98 in 1997 to $3.16 in 1998. The lower gas production can be attributed to shut-ins and higher main transport line pressures. The high main line pressure can inhibit the free movement of the Partnership's gas from the wells to the purchaser's transport line. Production expenses decreased from $127,301 in 1997 to $105,186 in 1998. During 1997, the Partnership expended funds associated with additional costs at the well locations, road repairs and line outages due to weather related conditions. During 1998 the costs incurred on the wells were for normal and recurring maintenance.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1998 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Third-party general and administrative expenses remained unchanged although management will continue to use in house resources if it will be more efficient to do so.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1997 or in the three-quarters of 1998. The expense recorded is consistent with the current basis of the Partnership's properties.



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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





                              BY: /s/ Charles E. Drimal Jr.
                              -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

November 12, 1998
(date)

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets

                                     September 30,      December
                                         1998           31, 1997
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $       176,472  $      145,635
  Due from others                           17,182          45,126
                                       -----------     -----------
      Total current assets                 193,654         190,761
                                       -----------     -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            9,152,087       9,151,700
   less accumulated
   depreciation, depletion and
   amortization                         (8,029,275)      (7,970,786)
                                       -----------     -----------
                                         1,444,126       1,502,228
                                       -----------     -----------
       Total assets                $     1,637,780  $    1,692,989
                                       ===========     ===========

 Partners' equity
   Limited partners                $     1,584,224  $    1,635,538
   General partners                         53,556          57,451
                                        ----------     -----------

         Total partners' equity    $     1,637,780  $    1,692,989
                                       ===========     ===========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners     Total
Revenue:
Operating revenue           $    188,078 $    57,775  $    245,853
Interest income                    5,964         554         6,518
Gain on sale of equipment              0           0             0
                                --------    --------       -------
  Total Revenue                  194,042      58,329       252,371
                                --------    --------       -------

Costs and Expenses:
Production expense                80,467      24,719       105,186
General and administrative
 to a related party               57,379      17,626        75,005
General and administrative        12,454       3,826        16,280
Depreciation, depletion
 and amortization                 53,517       4,972        58,489
                                --------    --------       -------
  Total Costs and Expenses       203,817      51,143       254,960
                                --------    --------       -------
  Net Income (Loss)         $    (9,775) $     7,186  $    (2,589)
                                ========    ========       =======
Net Income(loss)
 per equity unit            $      (.88)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    60,661  $    18,634  $      79,295
Interest income                   1,819          169          1,988
Gain on sale of equipment             0            0              0
                               --------     --------      ---------
  Total Revenue                  62,480       18,803         81,283
                               --------     --------      ---------

Costs and Expenses:
Production expense               23,520        7,225         30,745
General and administrative
 to a related party              19,124        5,875         24,999
General and administrative        5,180        1,591          6,771
Depreciation, depletion
 and amortization                17,838        1,658         19,496
                               --------     --------      ---------
  Total Costs and Expenses       65,662       16,349         82,011
                               --------     --------      ---------
  Net Income(loss)          $   (3,182)  $     2,454  $       (728)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $     (.28)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1998


                               Limited     General
                               Partners    Partners            Total

Balance at beginning of
period                      $  1,635,538     57,451  $     1,692,989
  Partner's contributions              0        176              176
  Cash distributions            (41,539)   (11,257)         (52,796)
  Net income                     (9,775)      7,186          (2,589)
                               ---------   --------     ------------
Balance at end of period    $  1,584,224     53,556  $     1,637,780
                               =========   ========     ============


                                   Nine Months Ended
                                   September 30, 1997

                              Limited      General
                              Partners     Partners            Total

Balance at beginning of
period                      $  1,675,879     53,627  $     1,729,506
  Partner's contributions              0        177              177
  Cash distributions            (41,539)   (11,443)         (52,982)
  Net income(loss)                 1,289     10,445           11,734
                               ---------   --------     ------------
Balance at end of period    $  1,635,629     52,806  $     1,688,435
                               =========   ========     ============

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1998


                               Limited      General
                               Partners     Partners            Total

Balance at beginning of
period                      $  1,587,466        50,926  $   1,638,332
  Partner's contributions              0           176            176
  Cash distributions                   0             0              0
  Net income(loss)               (3,182)         2,454          (728)
                               ---------      --------     ----------
Balance at end of period    $  1,584,224        53,556  $   1,637,780
                               =========      ========     ==========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine months      Nine months
                                             ended            Ended
                                           September        September
                                           30, 1998         30, 1997

Net cash provided by operating
activities                             $        83,844   $      51,553
                                             ---------       ---------
Cash flows from investing activities:
Proceeds from sale of equipment                      0             750
  Investment in Well and
   related facilities                            (387)         (5,488)
                                             ---------       ---------
Net Cash(used in) investing activities           (387)          (4,738)

Cash flows from financing activities:
  Distribution to partners                     (52,796)        (52,982)
  Partners contribution                            176             177
                                             ---------       ---------
Net cash(used in) financing activities        (52,620)        (52,805)
                                             ---------       ---------

Net increase(decrease) in cash and
  cash equivalents                              30,837         (5,990)
Cash and cash equivalents at
  Beginning of period                          145,635         141,617
                                             ---------       ---------
Cash and cash equivalents at end of
period                                 $       176,472   $     135,627
                                             =========       =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1998




1.   The accompanying statements for the period ending September

30, 1998, are unaudited but reflect all adjustments necessary to present fairly the results of operations.