Form 10-K
period 1998-12-31
STERLING DRILLING FUND 1983-1
filed 1999-03-30
CIK 721538

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 16, 1999, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

         During 1998, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1999, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1998, approximately $314,253, or 94.86%, of the Partnership's gas production was sold to one unaffiliated purchaser, Phoenix Diversified and about $12,820, or 100%, of oil production was purchased by the American Refining Group. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1998 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1998, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                            Gross     Net
                                                            -----     ---
                   Oil Wells.........................           0       0
                   Gas Wells.........................          39    31.3

         Producing acres.............................       1,833   1,771

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

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                                              YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                      1998             1997             1996             1995             1994
                                                  ------------     ------------     ------------     ------------     ------------
Production:
 Oil and Condensate (bbl) ...................            1,232            1,302            1,524            1,508            1,521
 Gas (Mcf) ..................................          100,993          111,382          113,227          116,201          104,386
Average Price of Sales:
 Oil and Condensate ($ per bbl) .............     $      12.05            19.64            16.37            17.82            12.89
 Gas ($ per Mcf) ............................     $       3.17             3.15             2.31             2.17             3.12
Production Expense per Dollar
 of Operating Revenue .......................     $       0.45             0.44             0.47             0.46             0.53

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                  Proved Developed
As  of                ----------------------------------------------
12-31                 Oil (bbls)                           Gas (Mcf)
-----                 ----------                           ---------
1994                    11,000                             1,837,000
1995                    15,500                             2,210,000
1996                    13,850                             2,233,000
1997                    14,000                             2,034,300
1998                    13,000                             1,808,900

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                          Proved Developed
                               --------------------------------------------
    As of                      Future Net                 Present Value of
    12-31                        Revenue                 Future Net Revenue
    -----                      ----------                ------------------
     1994                       $1,735,000                   $   782,000
     1995                        2,272,900                       893,700
     1996                        3,414,800                     1,313,750
     1997                        2,940,800                     1,200,900
     1998                        2,293,000                       915,800

         Since January 1, 1998, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1998 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1999, there were 694 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1998 aggregated $41,539. Aggregate cash distributions to the holders of the Units as of December 31, 1998, is $2,340,016.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1999, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 176 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 51, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 46, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 47, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 39, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 66, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1998 and 1997, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRIMEENERGY CORPORATION

         The Partnership does not know of any person, entity or group, other than the Managing General Partner that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 16, 1999, the name and address of such beneficial owners, and the number and percent of partnership units beneficially owned by them, all of which are directly owned.

                                                        Number
         Name and Address of Beneficial Owner           of Units       Percent
         ------------------------------------           --------       -------
         PrimeEnergy Management Corporation
           One Landmark Square
           Stamford, CT 06901......................       1,152          10.40%
         PrimeEnergy Corporation
           One Landmark Square
           Stamford, Connecticut 06901.............       1,617          14.60%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1998, was paid well operating fees ranging from about $444 to $615 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1998 and 1997, the Partnership paid an aggregate of $106,181 and $116,779, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                              Sterling Drilling Fund 1983-1, L.P.
                              By:      PrimeEnergy Management Corporation

                              Managing General Partner



                              By:      /s/ CHARLES E. DRIMAL, JR.
                                 -----------------------------------------
                              Charles E. Drimal, Jr.
                              President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.



/s/ CHARLES E. DRIMAL, JR.           Director and President,
-----------------------------        PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.

                                The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS              Director and Vice President and Treasurer,
-----------------------------        PrimeEnergy Management Corporation;
Beverly A. Cummings

                                The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.           Director, PrimeEnergy Management
-----------------------------        Corporation
Bennie H. Wallace, Jr.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                  Index to Financial Information and Schedules


                                                                                                  PAGE NO.
                                                                                                  --------
Selected Financial Data                                                                               F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                        F-2

Report of Independent Public Accountants                                                              F-6

Financial Statements:

     Balance Sheets, December 31, 1998 and 1997                                                       F-7

     Statements of Operations for the Years Ended December 31,
          1998, 1997 and 1996                                                                         F-8

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 1998, 1997 and 1996                                                      F-9

     Statements of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996                                                      F-10

     Notes to Financial Statements                                                                    F-11

Schedules:

     V  -      Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 1998, 1997, and 1996                                      F-19

     VI -      Accumulated Depreciation, Depletion and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               1998, 1997 and 1996                                                                    F-20



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


                                                           YEAR ENDED DECEMBER 31, (000's omitted)
                                        -----------------------------------------------------------------------------
                                           1998             1997            1996             1995             1994
                                        ----------       ----------      ----------       ----------       ----------
Revenues ..........................     $      346              386             297              361              350
Net income (loss):
  Limited Partners ................     $      (15)               1             (42)              (3)            (557)
  General Partners ................     $        9               15               2               23              (54)
  Per equity unit .................     $    (1.35)            0.11           (3.79)           (0.26)          (50.25)
Total assets ......................     $    1,635            1,693           1,729            1,823            1,878
Cash distributions:
  Limited Partners ................     $       42               42              42               28               28
  General Partners ................     $       11               11              12                7                7
  Limited partners as
  a % of original
  contribution ....................          0.375%           0.375%          0.375%            0.25%            0.25%


ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1998, the General Partners have distributed to the Limited Partners $2,340,016 or 21.125% of the total Limited Partner capital contributions to the Limited Partnership.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific the year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

         In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Managing General Partner, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999.

         Through 1998, the Managing General Partner has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Managing General Partner expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C.

case) associated with such reserves, discounted at 10% as of December 31, 1998, was approximately $915,800 as compared to the discounted reserves as of December 31, 1997, which were approximately $1,200,900.

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

         3.  Results of Operations:

         1998 compared to 1997

         Overall operating revenues declined from $379,079 in 1997 to $337,678 in 1998. The Partnership receives some of its revenue from oil production as well as gas production. The Partnership's oil production did not change significantly from 1997 to 1998, 1302 bbls to 1232 bbls respectively. The stable production was offset by significantly lower average price per barrel, from $19.64 in 1997 to $12.05 in 1998. The Partnership main source of revenue is from its gas produced and sold. A decline in its gas production from 111,382 mcf in 1997 to 100,983 mcf in 1998 was only slightly offset by a very small increase in average price per mcf from $3.15 in 1997 to $3.17 in 1998. Normal production decline can sometimes be attributed to shut-ins and higher main transport line pressures. The higher main line pressure can inhibit or restrict the free movement of the Partnership's gas from the wells to the purchaser's transport line.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses decreased from $165,863 in 1997 to $152,083 in 1998. Some production expenses can be variable based upon to the volumes of gas and oil produced. The operator also expends funds or repairs, labors, maintenance and location costs based upon the needs at a particular well or well site. During 1998, the majority of production expenses were associated with routine maintenance at the wells or well sites. Any variable costs incurred were reasonable based upon the current production volumes. During 1997, the operator performed supplemental repairs which included location work, road repairs, pipeline repairs and additional labor expenditures. In most cases large repairs are made to help maintain overall production or to minimize current declines. General and administrative costs remained relatively unchanged between 1997 and 1998, from $121,632 to $120,356, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties were needed in 1998 or 1997. The overall depreciation for both years was consistent with the rates used and the remaining property basis.

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 9, 1999

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                         Assets
                                                                                      1998             1997
                                                                                  -----------      -----------
Current Assets:
  Cash and cash equivalents (Note 2)                                              $   174,678      $   145,635
  Due from affiliates (Note 6)                                                         36,882           45,126
                                                                                  -----------      -----------
     Total Current Assets                                                             211,560          190,761
                                                                                  -----------      -----------

Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                     321,314          321,314
  Wells and related facilities                                                      8,919,173        8,918,786
                                                                                  -----------      -----------
      Total                                                                         9,240,487        9,240,100
  Less - Accumulated depreciation, depletion                                       (7,817,328)      (7,737,872)
                                                                                  -----------      -----------
          and amortization
                                                                                    1,423,159        1,502,228
                                                                                  -----------      -----------

     Total Assets                                                                 $ 1,634,719      $ 1,692,989
                                                                                  ===========      ===========



                                  Liabilities and Partners' Equity

Total Liabilities                                                                 $        --      $        --
                                                                                  -----------      -----------

Partners' Equity:
  Limited partners                                                                  1,579,044        1,635,538
  General partners                                                                     55,675           57,451
                                                                                  -----------      -----------
     Total Partners' Equity                                                         1,634,719        1,692,989
                                                                                  -----------      -----------

     Total Liabilities and Partners' Equity                                       $ 1,634,719      $ 1,692,989
                                                                                  ===========      ===========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                         1998                                1997                               1996
                          ---------------------------------    --------------------------------   ---------------------------------
                          Limited       General                Limited     General                Limited      General
                          Partners      Partners    Total      Partners    Partners     Total     Partners     Partners      Total
                          ---------    ---------  ---------    ---------   ---------  ---------   ---------    ---------  ---------
Revenues:
  Operating revenues      $ 258,324    $  79,354  $ 337,678    $ 289,995   $  89,084  $ 379,079   $ 222,411    $  68,322  $ 290,733
  Interest                    7,840          728      8,568        6,565         610      7,175       5,856          544      6,400
                          ---------    ---------  ---------    ---------   ---------  ---------   ---------    ---------  ---------

     Total Revenues         266,164       80,082    346,246      296,560      89,694    386,254     228,267       68,866    297,133
                          ---------    ---------  ---------    ---------   ---------  ---------   ---------    ---------  ---------

Costs and Expenses:
  Production expenses       116,344       35,739    152,083      126,885      38,978    165,863     103,872       31,908    135,780
  Depreciation,              72,703        6,754     79,457       75,263       6,992     82,255      73,291        6,809     80,100
   depletion and
   amortization
  General and                92,072       28,284    120,356       93,214      28,634    121,848      93,048       28,584    121,632
                          ---------    ---------  ---------    ---------   ---------  ---------   ---------    ---------  ---------
   administrative
   expenses (Note 7)

    Total Expenses          281,119       70,777    351,896      295,362      74,604    369,966     270,211       67,301    337,512
                          ---------    ---------  ---------    ---------   ---------  ---------   ---------    ---------  ---------

     Net Income (Loss)    $ (14,955)   $   9,305  $  (5,650)   $   1,198   $  15,090  $  16,288   $ (41,944)   $   1,565  $ (40,379)
                          =========    =========  =========    =========   =========  =========   =========    =========  =========

  Net income (Loss) Per   $   (1.35)                           $    0.11                          $   (3.79)
                          =========                            =========                          =========
   Equity Unit (Note 2)

   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                Limited         General
                                Partners        Partners        Total
                               -----------    -----------    -----------
Balance at December 31, 1995   $ 1,759,361    $    63,506    $ 1,822,867

Partners' contributions                 --            177            177

Distributions to partners          (41,538)       (11,621)       (53,159)

Net Income (Loss)                  (41,944)         1,565        (40,379)
                               -----------    -----------    -----------

Balance at December 31, 1996     1,675,879         53,627      1,729,506

Partners' contributions                 --            177            177

Distributions to partners          (41,539)       (11,443)       (52,982)

Net Income (Loss)                    1,198         15,090         16,288
                               -----------    -----------    -----------

Balance at December 31, 1997     1,635,538         57,451      1,692,989

Partners' contributions                 --            176            176

Distributions to partners          (41,539)       (11,257)       (52,796)

Net Income (Loss)                  (14,955)         9,305         (5,650)
                               -----------    -----------    -----------

Balance at December 31, 1998   $ 1,579,044    $    55,675    $ 1,634,719
                               ===========    ===========    ===========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                        1998         1997         1996
                                                     ---------    ---------    ---------
 Net (loss) income                                   $  (5,650)   $  16,288    $ (40,379)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation, depletion and amortization             79,457       82,255       80,100
   Changes in Assets and Liabilities -
    Decrease (increase) in due from
     affiliates                                        (36,882)     (45,127)      (9,595)
    Increase (decrease) in due to affiliates            45,125        9,595       94,873
                                                     ---------    ---------    ---------
      Net Cash Provided (Used) by                       82,050       63,011      124,999
                                                     ---------    ---------    ---------
       Operating Activities

Cash Flows From Investing Activities:
  Equipment purchases                                     (387)      (6,188)     (17,601)
                                                     ---------    ---------    ---------
     Net Cash Provided by Investing
     Activities                                           (387)      (6,188)     (17,601)
                                                     ---------    ---------    ---------

Cash Flows From Financing Activities:
  Partners' contributions                                  176          177          177
  Distributions to partners                            (52,796)     (52,982)     (53,159)
                                                     ---------    ---------    ---------
     Net Cash Used in Financing activities             (52,620)     (52,805)     (52,982)
                                                     ---------    ---------    ---------

Net increase in cash and cash equivalents               29,043        4,018       54,416

Cash and cash equivalents, beginning of year           145,635      141,617       87,201
                                                     ---------    ---------    ---------

Cash and cash equivalents, end of year               $ 174,678    $ 145,635    $ 141,617
                                                     =========    =========    =========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




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

                        DECEMBER 31, 1998, 1997 AND 1996




(2)      Summary of Significant Accounting Policies - (Cont'd):

         production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

         Federal Income Taxes:

         As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

         Limited Partners' Loss Per Equity Unit:

         The limited partners' income (loss) per equity unit is computed on the 11,077 limited partner equity units.

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

                        DECEMBER 31, 1998, 1997 AND 1996




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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1998, 1997 and 1996:

                                                                         1998              1997            1996
                                                                       ---------         --------        ------
              Average sales price per MCF of gas                       $ 3.17            $ 3.15          $ 2.31
              Average sales price per BBL of oil                        12.05             19.64           16.37
               and other liquids
              Production expense per dollar of                            .45               .44             .47
               operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 1998. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1998, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                                   (Unaudited)
                                            --------------------------
                                             GAS (MCF)      OIL (BBL)
                                            -----------    -----------
         Reserves as of December 31, 1995     2,208,803         15,545
         Revisions of previous estimates        137,611           (172)
         Production                            (113,227)        (1,524)
                                            -----------    -----------

         Reserves as of December 31, 1996     2,233,187         13,849
         Revisions of previous estimates        (87,617)         1,490
         Production                            (111,382)        (1,302)
                                            -----------    -----------

         Reserves as of December 31, 1997     2,034,188         14,037
         Revisions of previous estimates       (124,297)           207
         Production                            (100,993)        (1,232)
                                            -----------    -----------

         Reserves as of December 31, 1998     1,808,898         13,012
                                            ===========    ===========

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1998, 1997 or 1996. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners' income would not have been reduced for 1998, 1997 or 1996.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                        Limited      General
                                                        Partners     Partners
                                                        --------     --------
         Participation in Costs:
           Sales commissions and dealer manager fees       100.0%            -%
            in excess of the $50,000 paid by PEMC
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1983-2, L.P.                -%        100.0%
           Management fee                                  100.0%            -%
           Lease acquisition costs                          91.5%          8.5%
           Drilling and completion costs                    91.5%          8.5%
           General and administrative expenses              76.5%         23.5%
           Production operator's fee                        76.5%         23.5%
           Operating expenses                               76.5%         23.5%
           All other costs                                  91.5%          8.5%

         Participation in Revenues:
           Sale of production                               76.5%         23.5%
           Sale of properties                               91.5%          8.5%
           Sale of equipment                                91.5%          8.5%
           All other revenues                               91.5%          8.5%


(6)       Transactions With Affiliates:

          (a) The due from affiliates at December 1998 and 1997 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

          (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $444 for each producing gas well and $615 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1998, 1997 and 1996, $104,801, $110,512, and $87,747 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1998, $21,720 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1998 and 1997 for which it was billed $1,380 and $6,267 respectively.


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

         During 1998, 1997 and 1996, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000, and $100,000 respectively.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                       Year Ended December 31,
                                                -----------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
Net income (loss) as
 reported on the
 Partnership's federal
 income tax return                              $ 68,370    $ 91,673    $ 36,200

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                                (74,020)    (75,385)    (76,579)
                                                --------    --------    --------

Net income (loss) per
 accompanying financial
 statements                                     $ (5,650)   $ 16,288    $(40,379)
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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                               1998               1997              1996
             ---------                             --------           --------          --------
             Phoenix Diversified                   $314,253           $323,563          $251,463

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                      Balance at                                            Balance
                                      Beginning     Additions      Other                    at End
                                       of Year       at Cost    Retirements   Changes       of Year
                                      ----------   ----------   -----------  ----------   ----------
Year Ended December 31, 1998:
  Leasehold costs                     $  321,314   $       --   $       --   $       --   $  321,314
  Wells and related facilities         8,918,786          387           --           --    8,919,173
                                      ----------   ----------   ----------   ----------   ----------
                                      $9,240,100   $      387   $       --   $       --   $9,240,487
                                      ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1997:         $  321,314   $       --   $       --   $       --   $  321,314
  Leasehold costs                      8,912,598        6,188           --           --    8,918,786
                                      ----------   ----------   ----------   ----------   ----------
  Wells and related facilities        $9,233,912   $    6,188   $       --   $       --   $9,240,100
                                      ==========   ==========   ==========   ==========   ==========


Year Ended December 31, 1996:
  Leasehold costs                     $  321,314   $       --   $       --   $       --   $  321,314
  Wells and related facilities         8,894,997       17,601           --           --    8,912,598
                                      ----------   ----------   ----------   ----------   ----------
                                      $9,216,311   $   17,601   $       --   $       --   $9,233,912
                                      ==========   ==========   ==========   ==========   ==========

                                  SCHEDULE VI


                      STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                     Balance at      Charges to                                      Balance
                                      Beginning       Costs and                      Other           at End
                                       of Year        Expenses      Retirements     Changes         of Year
                                     ----------      ----------     -----------     --------       ----------
Year Ended December 31, 1998:
  Wells and related facilities       $7,416,558        $79,456       $   -          $   -          $7,496,014
  Leasehold costs                       321,314           -              -              -             321,314
                                     ----------        -------       ---------      --------       ----------
                                     $7,737,872        $79,456       $   -          $   -          $7,817,328
                                     ==========        =======       =========      ========       ==========

Year ended December 31, 1997:
  Wells and related facilities        7,334,303        $82,255           $   -         $   -       $7,416,558
  Leasehold costs                       321,314           -              -              -             321,314
                                     ----------        -------       ---------      --------       ----------
                                     $7,655,617        $82,255       $   -          $   -          $7,737,872
                                     ==========        =======       =========      ========       ==========

Year Ended December 31, 1996:
  Wells and related facilities       $7,254,203        $80,100           $   -         $   -       $7,334,303
  Leasehold costs                       321,314           -              -              -             321,314
                                     ----------        -------       ---------      --------       ----------
                                     $7,575,517        $80,100       $   -          $   -          $7,655,617
                                     ==========        =======       =========      ========       ==========

                                INDEX TO EXHIBITS

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                       NUMBERED
NUMBER                            EXHIBIT                                                       PAGE
-------                           -------                                                   ------------
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