Form 10-Q
period 1999-03-31
STERLING DRILLING FUND 1983-1
filed 1999-05-14
CIK 721538

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

Balance Sheets - March 31, 1999 and December 31, 1998.

Statements of Operations for the Three Months Ended March 31, 1999 and 1998.

Statements of Changes in Partners' Equity for the year ended
December 31,1998 and for the Three Months Ended March 31, 1999.

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 1999, the General Partners have distributed to the Limited Partners $2,340,016 or 21.125% of the total Limited Partner capital contributions to the Limited Partnership.

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

3.      Results of Operations -

Overall operating revenues decreased from $78,436 in 1998 to $46,595 in 1999, The Partnership experianced sharp declines in gas production, average price per mcf and the average price per barrel. The gas production changed from 27,719 MCF's 1998 to 23,653 MCF `sin 1999. The significant production change combined with very low prices resulted in low overall operating revenue. Production expenses decreased from $31,537 in 1998 to $28,519 in 1999. The costs for 1998 include those associated with repairs needed for access to the well and well sites and the related labor costs. Also, variable expenses in 1998 were higher but were reasonable based upon production data. Variable costs include, but are not limited to, the related well taxes which are based upon production volumes and price. The production expenses incurred in the first quarter 1999 were for typical and customary well and well site costs.

General and administrative costs from a related party are charged in accordance with guidelines set forth in the Registrant's Management
Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to use all its in-house resources as efficiently and timely as possible to minimize costs. General and administrative expenses to a related party and to third parties remained relatively unchanged from 1998 to 1999.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1998 or first quarter 1999 due to capitalized costs exceeding the undiscounted future net cash flows attributable to the partnership properties. Depletion expense in 1998 and 1999 was reasonable based upon the asset basis and rates applied.

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





May 14, 1999                  BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                        March 31,       December 31,
                                          1999              1998
Assets
Current assets:
  Cash and cash equivalents        $        206,295 $          174,678
  Due from others                            13,826             36,882
                                        -----------        -----------
      Total current assets                  220,121            211,560
                                        -----------        -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           321,314            321,314
  Well and related facilities             8,919,173          8,919,173
   less accumulated
   depreciation, depletion and
   amortization                         (7,834,120)         (7,817,328)
                                        -----------        -----------
                                          1,406,367          1,423,159
                                        -----------        -----------
       Total assets                $      1,626,488 $        1,634,719
                                        ===========        ===========

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates              $         14,913 $                0
                                        -----------        -----------
       Total current liabilities   $         14,913 $                0
                                        -----------        -----------

Partners' equity
   Limited partners                       1,559,152          1,579,044
   General partners                          52,423             55,675
                                        -----------        -----------
         Total partners' equity           1,611,575          1,634,719
                                        -----------        -----------
         Total partners' equity
         and liabilities           $      1,626,488 $        1,634,719

                                        ===========        ===========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     35,645      10,950        46,595
Interest income                    2,024         188         2,212
                                --------    --------       -------
  Total Revenue                   37,669      11,138        48,807
                                --------    --------       -------

Costs and Expenses:
Production expense                21,817       6,702        28,519
General and administrative
 to a related party               19,127       5,876        25,003
General and administrative         1,252         385         1,637
Depreciation, depletion
 and amortization                 15,365       1,427        16,792

  Total Costs and Expenses        57,561      14,390        71,951
                                --------    --------       -------
  Net Income (Loss)         $    (19,892)     (3,252)  $   (23,144)
                                --------    --------       -------
Net Income (Loss)
    per equity unit         $     (1.80)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     60,004      18,432  $     78,436
Interest income                    1,966         183         2,149
                                --------    --------       -------
  Total Revenue                   61,970      18,615        80,585
                                --------    --------       -------

Costs and Expenses:
Production expense                24,126       7,411        31,537
General and administrative
 to a related party               19,130       5,877        25,007
General and administrative         3,634       1,116         4,750
Depreciation, depletion
 and amortization                 17,839       1,657        19,496
                                --------    --------       -------
  Total Costs and Expenses        64,729      16,061        80,790
                                --------    --------       -------
  Net Income/ (Loss)        $     (2,759)      2,554  $      (205)
                                ========    ========       =======
  Net Income/(Loss)
    per equity unit         $      (0.25)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1997  $  1,635,538  $     57,451  $  1,692,989
  Partners' contributions              ---           176           176
  Distribution to partners         (41,539)      (11,257)      (52,796)
  Net Income/(Loss)                (14,955)        9,305        (5,650)
                                  --------      --------      --------
Balance at December 31, 1998  $  1,579,044  $     55,675  $  1,634,719
  Net Income (Loss)                (19,892)       (3,252)      (23,144)
                                  --------      --------      --------
Balance at March 31, 1999     $  1,559,152  $     52,423  $  1,611,575
                                  ========      ========      ========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                         Three months      Three months
                                          ended March       ended March
                                           31, 1999          31, 1998

Net cash provided by operating
activities                             $        31,617   $        43,114
                                             ---------         ---------
Cash Flows from investing activities:
 Investment in wells and related
   facilities                                        0              (387)
                                             ---------         ---------
Net Cash (used in)investing activities               0              (387)

Net increase in cash and
  cash equivalents                              31,617            42,727
Cash and cash equivalents at
  beginning of period                          174,678           145,635
                                             ---------         ---------
Cash and cash equivalents at end of
period                                 $       206,295   $       188,362
                                             =========         =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 1999



1. The accompanying statements for the period ending March 31, 1999 are unaudited but reflect all adjustments necessary to present fairly the results of operations.