Form 10-Q
period 1999-06-30
STERLING DRILLING FUND 1983-1
filed 1999-08-13
CIK 721538

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

Balance Sheets - June 30, 1999 and December 31, 1998.

Statements of Operations for the Six and Three Months Ended June 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1999 and 1998.

Statements  of Cash Flows for the Six Months Ended June 30,  1999  and
1998.

Note to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1999, the General Partners' have distributed $ $2,381,555.00 or 21.50% of original Limited Partner capital contributions to the Limited Partners.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The  Managing  General Partner, in accordance with Phase I of the  program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete and to refine this plan throughout 1999.

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

3.      Results of Operations -

Overall operating revenues decreased from $166,554 in 1998 to $88,421 in 1999. The partnership experienced an decrease in gas production from 50,744 MCF's in 1998 to 41,846 MCF in 1999. The average price per MCF received was $3.13 in 1998 and in 1999 was $2.04. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. Production expenses declined from $74,441 in 1998 to $48,776 in 1999 The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Current production expenses include normal maintenance and upkeep of the wells and well sites.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management
Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 1998 and

1999 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1998 or first half of
199. There were no additional capitalized well-related expenditures during the first quarter of 1998. The lower depletion expense in 1999 is due to overall lower cost basis in oil and gas properties.

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





August 13, 1999               BY:/s/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                        June 30,        December
                                          1999          31, 1998
                                      (unaudited)      (audited)
Assets
Current assets:
  Cash and cash equivalents        $        49,012  $      174,678
  Due From affiliates                       97,373               0
  Due from others                                0          36,882
                                       -----------     -----------
      Total current assets                 146,385         211,560
                                        ----------     -----------
Oil and gas properties -
Successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            8,919,523       8,919,173
   less accumulated
   depreciation, depletion and
   amortization                         (7,850,912)     (7,817,328)
                                      ------------     -----------
                                         1,389,925       1,423,159
                                       -----------     -----------
       Total assets                $     1,536,310  $    1,634,719
                                       ===========     ===========

Liabilities and Partners' Equity
 Current Liabilities:
   Due to others                   $         1,736  $ 0
                                      ------------    -----------
       Total current liabilities             1,736    0
                                      ------------    -----------

  Partners' equity
   Limited partners                      1,496,682       1,579,044
   General partners                         37,892          55,675
                                       -----------     -----------
         Total partners' equity          1,534,574       1,634,719
                                       -----------     -----------
       Total liabilities and
         Partners' equity          $  1,536,310     $    1,634,719
                                      ===========     ===========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1999

                              Limited      General
                              Partners     Partners     Total
Revenue:
Operating revenue           $    67,642       20,779  $    88,421
Other revenue                     2,295          705        3,000
Interest income                   3,546          329        3,875
                               --------     --------     --------
  Total Revenue                  73,483       21,813       95,296
                               --------     --------      -------

Costs and Expenses:
Production expense               37,314       11,462       48,776
General and administrative
 to a related party              38,252       11,750       50,002
General and administrative        8,011         2461       10,472
Depreciation, depletion
 and amortization                30,729        2,855       33,584
                               --------     --------      -------
  Total Costs and Expenses      114,306       28,528      142,834
                               --------     --------      -------
  Net Income (Loss)         $   (40,823)      (6,715) $   (47,538)
                               ========     ========      =======
Net Income (Loss) per
equity unit                 $     (3.69)
                                 ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                              Limited      General
                              Partners     Partners     Total
Revenue:
Operating revenue           $   127,417       39,141  $   166,558
Interest income                   4,145          385        4,530
                               --------     --------     --------
  Total Revenue                 131,562       39,526      171,088
                               --------     --------      -------

Costs and Expenses:
Production expense               56,947       17,494       74,441
General and administrative
 to a related party              38,255       11,751       50,006
General and administrative        7,274        2,235        9,509
Depreciation, depletion
 and amortization                35,679        3,314       38,993
                               --------     --------      -------
  Total Costs and Expenses      138,155       34,794      172,949
                               --------     --------      -------
  Net Income (Loss)         $    (6,593)       4,732  $    (1,861)
                               ========     ========      =======
Net Income (Loss) per
equity unit                 $      (.60)
                                 ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                  Three Months Ending
                                     June 30, 1999

                               Limited      General
                               Partners     Partners      Total
Revenue:
Operating revenue           $    31,997        9,829  $      41,826
Other revenue                     2,295          705          3,000
Interest income                   1,522          141          1,663
                               --------     --------      ---------
  Total Revenue                  35,814       10,675         46,489
                               --------     --------      ---------

Costs and Expenses:
Production expense               15,497        4,760         20,257
General and administrative
 to a related party              19,124        5,875         24,999
General and administrative        6,759        2,076          8,835
Depreciation, depletion
 and amortization                15,365        1,427         16,792
                               --------     --------      ---------
  Total Costs and Expenses       56,745       14,138         70,883
                               --------     --------      ---------
  Net Income(Loss)          $   (20,931)      (3,463)  $    (24,394)
                               ========     ========      =========
Net Income(Loss)
    per equity unit         $     (1.89)
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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                    Six Months Ended
                                     June 30, 1999


                               Limited       General
                               Partners      Partners            Total

Balance at beginning of
period                      $  1,579,044        55,675  $    1,634,719
  Cash Distributions             (41,539)      (11,068)        (52,607)
  Net Income(Loss)               (40,823)       (6,715)        (47,538)
                                --------      --------       ---------
Balance at end of period    $  1,496,682        37,892  $    1,534,574
                                ========      ========       =========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                     June 30, 1999


                               Limited       General
                               Partners      Partners         Total

Balance at beginning of
period                      $   1,559,152      52,423   $  1,611,575
  Cash Distributions              (41,539)    (11,068)       (52,607)
  Net Income(Loss)                (20,931)     (3,463)       (24,394)
                                ---------    --------      ---------
Balance at end of period    $   1,496,682      37,892   $  1,534,574
                                =========    ========      =========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Six           Six
                                           months       months
                                           ended         ended
                                          June 30,     June 30,
                                            1999         1998

Net cash provided by (used in)
operating activities                   $   (72,709) $     45,489
                                          ---------    ---------
Cash Flows from investing activities:
   Investment in wells and related
     facilities                               (350)         (387)
                                          ---------    ---------
Net Cash used in investing activities         (350)         (387)

Cash flows from financing activities:
  Distribution to partners                 (52,607)      (52,796)
                                          ---------    ---------
Net cash used in financing activities      (52,607)      (52,796)
                                          ---------    ---------

Net increase(decrease) in cash and
  cash equivalents                        (125,666)       (7,694)
Cash and cash equivalents at
  beginning of period                       174,678      145,635
                                          ---------    ---------
Cash and cash equivalents at end of
period                                 $     49,012 $    137,941
                                          =========    =========




See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                          June 30, 1999



1.   The accompanying statements for the period ending June 30,

1999, are unaudited but reflect all adjustments necessary to present fairly the results of operations.