Form 10-Q
period 1999-09-30
STERLING DRILLING FUND 1983-1
filed 1999-11-12
CIK 721538

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Balance Sheets - September 30, 1999 and December 31, 1998.

Statements  of  Operations for the Nine and Three Months  Ended   September
30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements  of Cash Flows for the Nine Months Ended September  30,1999  and
1998.

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


3.      Results of Operations -

The Partnership revenue's decreased from $245,853 in 1998 to $167,656 in 1999. The Partnership experienced declines in both gas and oil production, from 75,204 MCF and 719 BBLS in 1998 to 68,954 MCF and 460 BBLS. The average price per MCF decreased, from $3.16 in 1998 to $2.33 in 1999. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. The combination of lower production and lower average prices contributed directly to reduced overall operating revenues. Production expenses decreased from $105,186 in 1998 to $76,250 in 1999 The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Current production expenses, during 1999, has been limited to normal maintenance and upkeep of the wells and well sites.


General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1999 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Third-party general and administrative expenses decreased slightly. Management will use in house resources if it will be more efficient and cost effective to do so.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1998 or in the three-quarters of 1999. The expense recorded is consistent with the current basis of the Partnership's properties.



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







                             STERLING DRILLING FUND 1983-1
                                      (Registrant)





                              BY: /s/ Charles E. Drimal Jr.
                              -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

November 12, 1999
(date)

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets

                                     September 30,      December
                                         1999           31, 1998
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $       149,819  $      174,678
  Due From affiliates                            0               0
  Due from others                           21,871          36,882
                                       -----------     -----------
      Total current assets                 171,690         211,560
                                       -----------     -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          321,314         321,314
  Well and related facilities            8,919,523       8,919,173
   less accumulated
   depreciation, depletion and
   amortization                         (7,869,733)      (7,817,328)
                                       -----------      -----------
                                         1,371,104        1,423,159
                                       -----------      -----------
       Total assets                $     1,542,794  $     1,634,719
                                       ===========      ===========
Liabilities and Partners' Equity
 Current Liabilities:
   Due to affiliates               $         3,916  $             0
                                      ------------     ------------
       Total current liabilities             3,916                0
                                      ------------     ------------

 Partners' equity
   Limited partners                $     1,496,122  $     1,579,044
   General partners                         41,756           55,675
                                        ----------      -----------
         Total partners' equity    $     1,538,878  $     1,634,719
                                        ----------      -----------
       Total liabilities and
         Partners' equity                1,542,794        1,634,719
                                     =============     ===========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999

                               Limited      General
                               Partners     Partners     Total
Revenue:
Operating revenue           $    128,257 $    39,399  $    167,656
Interest income                    4,187         390         4,577
Other Revenue                      2,295         705         3,000
                                --------    --------       -------
  Total Revenue                  134,739      40,494       175,233
                                --------    --------       -------

Costs and Expenses:
Production expense                58,331      17,919        76,250
General and administrative
 to a related party               57,376      17,625        75,001
General and administrative        11,464       3,522        14,986
Depreciation, depletion
 and amortization                 47,951       4,454        52,405
                                --------    --------       -------
  Total Costs and Expenses       175,122      43,520       218,642
                                --------    --------       -------
  Net Income (Loss)          $   (40,383) $   (3,026)  $   (43,409)
                                ========    ========       =======
Net Income(loss)
 per equity unit             $     (3.65)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners     Total
Revenue:
Operating revenue           $    188,078 $    57,775  $    245,853
Interest income                    5,964         554         6,518
Other Revenue                          0           0             0
                                --------    --------       -------
  Total Revenue                  194,042      58,329       252,371
                                --------    --------       -------

Costs and Expenses:
Production expense                80,467      24,719       105,186
General and administrative
 to a related party               57,379      17,626        75,005
General and administrative        12,454       3,826        16,280
Depreciation, depletion
 and amortization                 53,517       4,972        58,489
                                --------    --------       -------
  Total Costs and Expenses       203,817      51,143       254,960
                                --------    --------       -------
  Net Income/(Loss)          $    (9,775) $    7,186   $    (2,589)
                                ========    ========       =======
Net Income/(Loss) per       $
equity unit                         (.88)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    60,615  $    18,620  $      79,235
Interest income                     641           61            702
Other Revenue                         0            0              0
                               --------     --------      ---------
  Total Revenue                  61,256       18,681         79,937
                               --------     --------      ---------

Costs and Expenses:
Production expense               21,017        6,457         27,474
General and administrative
 to a related party              19,124        5,875         24,999
General and administrative        3,453        1,061          4,514
Depreciation, depletion
 and amortization                17,222        1,599         18,821
                               --------     --------      ---------
  Total Costs and Expenses       60,816       14,992         75,808
                               --------     --------      ---------
  Net Income(loss)          $       440  $     3,689  $       4,129
                               ========     ========      =========
Net Income(loss)
    per equity unit         $       .04
                               ========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    60,661  $    18,634  $      79,295
Interest income                   1,819          169          1,988
Other Revenue                         0            0              0
                               --------     --------      ---------
  Total Revenue                  62,480       18,803         81,283
                               --------     --------      ---------

Costs and Expenses:
Production expense               23,520        7,225         30,745
General and administrative
 to a related party              19,124        5,875         24,999
General and administrative        5,180        1,591          6,771
Depreciation, depletion
 and amortization                17,838        1,658         19,496
                               --------     --------      ---------
  Total Costs and Expenses       65,662       16,349         82,011
                               --------     --------      ---------
  Net Income(loss)           $   (3,182)  $    2,454   $       (728)
                               ========     ========      =========
Net Income(loss)
    per equity unit         $     (.28)
                               ========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999


                               Limited     General
                               Partners    Partners            Total

Balance at beginning of
period                      $  1,579,044     55,675  $     1,634,719
  Partner's contributions              0        175              175
  Cash distributions             (41,539)   (11,068)         (52,607)
  Net income/(loss)              (40,383)    (3,026)         (43,409)
                               ---------   --------     ------------
Balance at end of period    $  1,496,122     41,756  $     1,538,878
                               =========   ========     ============


                                   Nine Months Ended
                                   September 30, 1998

                              Limited      General
                              Partners     Partners            Total

Balance at beginning of
period                      $  1,635,538     57,451  $     1,692,989
  Partner's contributions              0        176              176
  Cash distributions             (41,539)   (11,257)         (52,796)
  Net income(loss)                (9,775)     7,186           (2,589)
                                ---------   --------     ------------
Balance at end of period    $  1,584,224     53,556  $     1,637,780
                               =========   ========     ============

See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999


                               Limited      General
                               Partners     Partners            Total

Balance at beginning of
period                      $  1,496,682        37,892  $   1,534,574
  Partner's contributions              0           175            175
  Cash distributions                   0             0              0
  Net income(loss)                   440         3,689          4,129
                               ---------      --------     ----------
Balance at end of period    $  1,497,122        41,756  $   1,538,878
                               =========      ========     ==========


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

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                          Nine months      Nine months
                                             ended            Ended
                                           September        September
                                           30, 1999         30, 1998

Net cash provided by operating
activities                             $        27,923   $      83,844
                                             ---------       ---------
Cash flows from investing activities:
Proceeds from sale of equipment                      0               0
  Investment in Well and
   related facilities                             (350)           (387)
                                             ---------       ---------
Net Cash(used in) investing activities            (350)           (387)

Cash flows from financing activities:
  Distribution to partners                     (52,607)        (52,796)
  Partners contribution                            175             176
                                             ---------       ---------
Net cash(used in) financing activities         (52,432)        (52,620)
                                             ---------       ---------

Net increase(decrease) in cash and
  cash equivalents                             (24,859)         30,837
Cash and cash equivalents at
  Beginning of period                          174,678         145,635
                                             ---------       ---------
Cash and cash equivalents at end of
period                                 $       149,819   $     176,472
                                             =========       =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                       September 30, 1999




1.   The accompanying statements for the period ending September

30, 1999, are unaudited but reflect all adjustments necessary to present fairly the results of operations.