Form 10-K
period 1999-12-31
STERLING DRILLING FUND 1983-1
filed 2000-03-28
CIK 721538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                          STERLING DRILLING FUND 1983-1
             (Exact name of Registrant as specified in its charter)

                           COMMISSION FILE NO. 2-84452



                NEW YORK                                13-3167549
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
           ONE LANDMARK SQUARE
          STAMFORD, CONNECTICUT                           06901
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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2000, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

     During 1999, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2000, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1999, approximately $223,517 or 93.90%, of the Partnership's gas production was sold to one unaffiliated purchaser, Phoenix Diversified and about $14,174 or 100%, of oil production was purchased by the American Refining Group. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1999 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter's affects the marketing of natural gas produced by the Partnership as well as the revenues received by the

Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership's operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

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

     As of December 31, 1999, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                              Gross         Net
                                                              -----        -----
              Oil Wells..................................         0            0
              Gas Wells..................................        39         31.3

         Producing acres.................................     1,833        1,771

     (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                          YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                      1999           1998           1997           1996           1995
                                   ----------     ----------     ----------     ----------     ----------
Production
Oil and Condensate (bbl)                  877          1,232          1,302          1,524          1,508
Gas (Mcf)                              95,379        100,993        111,382        113,227        116,201
Average Price of Sales:
Oil and Condensate ($ per bbl)     $    16.16     $    12.05     $    19.64     $    16.37     $    17.82
Gas ($ per Mcf)                    $     2.50     $     3.17     $     3.15     $     2.31     $     2.17
Production Expense per Dollar
Of Operating Revenue               $     0.46     $     0.45     $     0.44     $     0.47     $     0.46

OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                              Proved Developed
                         As of                                ----------------
                         12-31                 Oil (bbls)                           Gas (mcf)
                         -----                 ----------                           ---------
                         1995                    15,500                             2,210,000
                         1996                    13,850                             2,233,000
                         1997                    14,000                             2,034,300
                         1998                    13,000                             1,808,900
                         1999                    11,900                             1,587,600



The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                             Proved Developed
                                                             ----------------

                      As of                       Future Net                Present Value of
                      12-31                         Revenue                Future Net Revenue
                      -----                       ----------               ------------------
                       1995                       $2,272,900                   $  893,700
                       1996                       $3,414,800                   $1,313,750
                       1997                       $2,940,800                   $1,200,900
                       1998                       $2,293,000                   $  915,800
                       1999                       $2,597,600                   $1,153,900


     Since January 1, 1999, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1999 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2000, there were 643 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1999 aggregated $41,539. Aggregate cash distributions to the holders of the Units as of December 31, 1999, is $2,381,555.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2000, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 168 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 52, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 47, has been a Director and Vice President of Finance for Management since August 1985. She is also a Director and Vice President of Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 40, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with

Management from January 1986 to August 1994, and PrimeEnergy from May 1990 to August, 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 67, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1999 and 1998, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRIMEENERGY CORPORATION

     The Partnership does not know of any person, entity or group, other than the Managing general Partner that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2000, the name and address of such beneficial owners, and the number and percent of partnership units beneficially owned by them, all of which are directly owned.


                     Name and Address of Beneficial Owner
                     ------------------------------------           Number
                                                                    of Units     Percent
                                                                    --------     -------
PrimeEnergy Management Corporation
One Landmark Square
Stamford, CT 06901                                                   1,152        10.40
PrimeEnergy Corporation
  One Landmark Square
  Stamford, Connecticut 06901                                        2,206        19.92

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1999, was paid well operating fees ranging from about $470 to $650 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1999 and 1998, the Partnership paid an aggregate of $77,544 and $106,151, respectively, in such fees and expenses.

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

         (23)  Consent of Ryder Scott Company, L.P. (filed herewith)

         (27)  Financial Data Schedule. (filed herewith)


     (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                   Sterling Drilling Fund 1983-1, L.P.

                                   By:      PrimeEnergy Management Corporation
                                            Managing General Partner

                                   By:      /s/ CHARLES E. DRIMAL, JR.
                                            --------------------------
                                            Charles E. Drimal, Jr.
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2000.



/s/ CHARLES E. DRIMAL, JR.            Director and President,
--------------------------------      PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer



/s/ BEVERLY A. CUMMINGS               Director and Vice President and Treasurer,
--------------------------------      PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial and
  Accounting Officer

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


                                                                                         PAGE NO.
                                                                                         --------

Selected Financial Data                                                                     F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                              F-2

Report of Independent Public Accountants                                                    F-5

Financial Statements:

     Balance Sheets, December 31, 1999 and 1998                                             F-6

     Statements of Operations for the Years Ended December 31,
          1999, 1998 and 1997                                                               F-7

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 1999, 1998 and 1997                                            F-8

     Statements of Cash Flows for the Years
          Ended December 31, 1999, 1998 and 1997                                            F-9

     Notes to Financial Statements                                                          F-10

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 1999, 1998, and 1997                            F-18

     VI - Accumulated Depreciation, Depletion and Amortization -
          Oil and Gas Properties for the Years Ended December 31,
          1999, 1998 and 1997                                                               F-20


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


                                                        YEAR ENDED DECEMBER 31, (000's omitted)
                                                        ---------------------------------------
                              1999              1998            1997           1996            1995
                              ----              ----            ----           ----            ----
Revenues                     $   261             346             386            297             361
Net income (loss):
Limited Partners             $   (65)            (15)                           (42)             (3)
General Partners             $     6               9              15              2              23
Per equity unit              $ (5.87)          (1.35)           0.11          (3.79)          (0.26)
Total assets                 $ 1,524           1,635           1,693          1,729           1,823
Cash distributions:
Limited Partners             $    42              42              42             42              28
General Partners             $    11              11              11             12               7
contribution                   0.375%          0.375%          0.375%         0.375%           0.25%


ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1999, the General Partners have distributed to the Limited Partners $2,381,555 or 21.50% of the total Limited Partner capital contributions to the Limited Partnership.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $1,153,941 as compared to the discounted reserves as of December 31, 1998, which were approximately $915,800. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

     The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. The Partnership did not experience any problems as a result of the Year 2000 issue.


     2. Capital resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in November, 1983, for $9,400,000. Pursuant to the terms of this contract, thirty-eight wells were drilled resulting in thirty-seven producing wells and one dry-hole.

     3. Results of Operations:

     1999 compared to 1998

     The Partnership receives some of its revenue from oil production as well as gas production. The Partnership's oil production declined slightly from 1998 to 1999, 1232 bbls to 877 bbls respectively. The change in production was offset by higher average price per barrel, from $12.05 in 1998 to $16.16 in 1999. The Partnership's main source of revenue is from its gas produced and sold. A decline in its gas production from 100,983 mcf in 1998 to 95,379 mcf in 1999 combined with a decline in average price per mcf from $3.17 in 1998 to $2.50 in 1999. Lower gas production can sometimes be attributed to shut-ins and higher main transport line pressures. The higher main line pressure can inhibit or restrict the free movement of the partnership's gas from the wells to the purchaser's transport line. The combination of production and price declines resulted in overall operating revenue to decline from $337,678 in 1998 to $252,207 in 1999.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Production expenses decreased from $152,083 in 1998 to $115,162 in 1999. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes during both years. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 1999 and 1998 related to routine maintenance and upkeep at the well site. General and administrative costs remained relatively unchanged between 1998 and 1999, from $120,356 to $122,972, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allowed to be allocated to the Partnership under the Partnership Agreement.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership.

No revisions to the basis of the Partnership properties were needed in 1999 or 1998. The overall depreciation and depletion for both years was consistent with the rates used and the remaining property basis.

     1998 compared to 1997

     Overall operating revenues declined from $379,079 in 1997 to $337,678 in 1998. The Partnership receives some of its revenue from oil production as well as gas production. The Partnership's oil production did not change significantly from 1997 to 1998, 1302 bbls to 1232 bbls respectively. The stable production was offset by significantly lower average price per barrel, from $19.64 in 1997 to $12.05 in 1998. The Partnership main source of revenue is from its gas produced and sold. A decline in its gas production from 111,382 mcf in 1997 to 100,983 mcf in 1998 was only slightly offset by a very small increase in average price per mcf from $3.15 in 1997 to $3.17 in 1998. Lower gas production can sometimes be attributed to shut-ins and higher main transport line pressures. The higher main line pressure can inhibit or restrict the free movement of the partnership's gas from the wells to the purchaser's transport line.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Production expenses decreased from $165,863 in 1997 to $152,083 in 1998. Production expenses can be variable in nature relating to the volumes produced. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 1998 related to routine maintenance at the well site. Variable costs were reasonable based upon current production volumes. During 1997 the operator performed supplemental repairs which included location work, road repairs, pipeline repairs and additional labor expenditures. In most cases large repairs are made to help maintain overall production or to minimize current declines. General and administrative costs remained relatively unchanged between 1997 and 1998, from $121,632 to $120,356, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allocable to the Partnership under the Partnership Agreement.

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2000

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998




                                     Assets

                                                                   1999           1998
                                                                -----------    -----------
Current Assets:
  Cash and cash equivalents (Note 2)                            $   126,703    $   174,678
  Due from affiliates (Note 6)                                       40,368         36,882
                                                                -----------    -----------
     Total Current Assets                                           167,071        211,560
                                                                -----------    -----------

Oil and Gas Properties - successful efforts
 methods (Note 3) - (Schedules V and VI):
  Leasehold costs                                                   321,314        321,314
  Wells and related facilities                                    8,934,084      8,919,173
                                                                -----------    -----------
      Total                                                       9,255,398      9,240,487
  Less - Accumulated depreciation, depletion and amortization    (7,898,828)    (7,817,328)
                                                                -----------    -----------
                                                                  1,356,570      1,423,159
                                                                -----------    -----------

     Total Assets                                               $ 1,523,641    $ 1,634,719
                                                                ===========    ===========



                        Liabilities and Partners' Equity

Total Liabilities                                               $        --    $        --
                                                                -----------    -----------

Partners' Equity:
  Limited partners                                                1,472,473      1,579,044
  General partners                                                   51,168         55,675
                                                                -----------    -----------
     Total Partners' Equity                                       1,523,641      1,634,719
                                                                -----------    -----------

     Total Liabilities and Partners' Equity                     $ 1,523,641    $ 1,634,719
                                                                ===========    ===========





   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      1999                                1998                              1997
                          --------------------------------    ------------------------------    -----------------------------

                          Limited      General                Limited     General               Limited    General
                          Partners     Partners    Total      Partners    Partners    Total     Partners   Partners   Total
                          ---------    --------   --------    --------    --------  --------    --------   --------  --------

Revenues:
  Operating revenues      $ 192,938    $59,269    $252,207    $258,324    $79,354   $337,678    $289,995   $89,084   $379,079
  Other Revenue
   (Note 10)                  2,295        705       3,000          --         --         --          --        --         --
  Interest                    5,289        491       5,780       7,840        728      8,568       6,565       610      7,175
                          ---------    -------    --------    --------    -------   --------    --------   -------   --------

     Total Revenues         200,522     60,465     260,987     266,164     80,082    346,246     296,560    89,694    386,254
                          ---------    -------    --------    --------    -------   --------    --------   -------   --------

Costs and Expenses:
  Production expenses        96,909     18,253     115,162     116,344     35,739    152,083     126,885    38,978    165,863
  Depreciation,              74,572      6,928      81,500      72,703      6,754     79,457      75,263     6,992     82,255
   depletion and
   amortization
  General and                94,074     28,898     122,972      92,072     28,284    120,356      93,214    28,634    121,848
                          ---------    -------    --------    --------    -------   --------    --------   -------   --------
   administrative
   expenses (Note 7)

    Total Expenses          265,555     54,079     319,634     281,119     70,777    351,896     295,362    74,604    369,966
                          ---------    -------    --------    --------    -------   --------    --------   -------   --------

     Net Income (Loss)    $ (65,033)   $ 6,386    $(58,647)   $(14,955)   $ 9,305   $ (5,650)   $  1,198   $15,090   $ 16,288
                          =========    =======    ========    ========    =======   ========    ========   =======   ========

  Net income (Loss) Per   $   (5.87)                          $  (1.35)                         $   0.11
   Equity Unit (Note 2)   =========                           ========                          ========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                Limited         General
                                Partners        Partners        Total
                               -----------    -----------    -----------

Balance at December 31, 1996   $ 1,675,879    $    53,627    $ 1,729,506

Partners' contributions                 --            177            177

Distributions to partners          (41,539)       (11,443)       (52,982)

Net Income                           1,198         15,090         16,288
                               -----------    -----------    -----------

Balance at December 31, 1997     1,635,538         57,451      1,692,989

Partners' contributions                 --            176            176

Distributions to partners          (41,539)       (11,257)       (52,796)

Net Income (Loss)                  (14,955)         9,305         (5,650)
                               -----------    -----------    -----------

Balance at December 31, 1998     1,579,044         55,675      1,634,719

Partners' contributions                 --            175            175

Distributions to partners          (41,538)       (11,068)       (52,606)

Net Income (Loss)                  (65,033)         6,386        (58,647)
                               -----------    -----------    -----------

Balance at December 31, 1999   $ 1,472,473    $    51,168    $ 1,523,641
                               ===========    ===========    ===========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 1999         1998         1997
                                               ---------    ---------    ---------

 Net (loss) income                             $ (58,647)   $  (5,650)   $  16,288
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation, depletion and amortization       81,500       79,457       82,255
   Changes in Assets and Liabilities -
    Decrease (increase) in due from
     affiliates                                   (3,486)     (36,882)     (45,127)
    Increase in due to affiliates                     --       45,125        9,595
                                               ---------    ---------    ---------
      Net Cash Provided by Operating              19,367       82,050       63,011
                                               ---------    ---------    ---------
       Activities

Cash Flows From Investing Activities:
  Equipment purchases                            (14,911)        (387)      (6,188)
                                               ---------    ---------    ---------
     Net Cash Used by Investing Activities       (14,911)        (387)      (6,188)
                                               ---------    ---------    ---------

Cash Flows From Financing Activities:
  Partners' contributions                            175          176          177
  Distributions to partners                      (52,606)     (52,796)     (52,982)
                                               ---------    ---------    ---------
     Net Cash Used in Financing activities       (52,431)     (52,620)     (52,805)
                                               ---------    ---------    ---------

Net increase (decrease) in cash and cash
     equivalents                                 (47,975)      29,043        4,018

Cash and cash equivalents, beginning of year     174,678      145,635      141,617
                                               ---------    ---------    ---------

Cash and cash equivalents, end of year         $ 126,703    $ 174,678    $ 145,635
                                               =========    =========    =========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997:

                                                        1999      1998       1997
                                                       ------    ------     ------

              Average sales price per MCF of gas       $ 2.50    $ 3.17     $ 3.15
              Average sales price per BBL of oil       $16.16    $12.05     $19.64
               and other liquids
              Production expense per dollar of         $ 0.46    $ 0.45     $ 0.44
               operating revenue


(4)  Quantities of Oil and Gas Reserves:

     The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 2000. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1999, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                                          (Unaudited)
                                                     ---------------------
                                                     GAS (MCF)   OIL (BBL)
                                                     ---------   ---------

         Reserves as of December 31, 1996            2,233,187     13,849
         Revisions of previous estimates               (87,617)     1,490
         Production                                   (111,382)    (1,302)
                                                     ---------    -------

         Reserves as of December 31, 1997            2,034,188     14,037
         Revisions of previous estimates              (124,297)       207
         Production                                   (100,993)    (1,232)
                                                     ---------    -------

         Reserves as of December 31, 1998            1,808,898     13,012
         Revisions of previous estimates              (125,928)      (223)
         Production                                    (95,379)      (877)
                                                     ---------    -------

         Reserves as of December 31, 1999            1,587,591     11,912
                                                     =========    =======

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(4)  Quantities of Oil and Gas Reserves - (Cont'd):

     Should future prices decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond the level included in the above table.

     Revisions arise from changes in current prices, as well as engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion and amortization.

     As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1999, 1998 or 1997. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners' income would not have been reduced for 1999, 1998 or 1997.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(5)  Allocation of Partnership Revenues, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                             Limited           General
                                                             Partners          Partners
                                                             --------          --------
         Participation in Costs:
           Sales commissions and dealer manager fees          100.0%               --%
            in excess of the $50,000 paid by PEMC
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1983-2, L.P.                  --%            100.0%
           Management fee                                     100.0%               --%
           Lease acquisition costs                             91.5%              8.5%
           Drilling and completion costs                       91.5%              8.5%
           General and administrative expenses                 76.5%             23.5%
           Production operator's fee                           76.5%             23.5%
           Operating expenses                                  76.5%             23.5%
           All other costs                                     91.5%              8.5%

         Participation in Revenues:
           Sale of production                                  76.5%             23.5%
           Sale of properties                                  91.5%              8.5%
           Sale of equipment                                   91.5%              8.5%
           All other revenues                                  91.5%              8.5%



(6)  Transactions With Affiliates:

     (a) The due from affiliates at December 1999 and 1998 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $470 for each producing gas well and $650 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997




(6)  Transactions With Affiliates - (Cont'd):

          percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1999, 1998 and 1997, $75,274, $104,801, and
          $110,512 of production operator's fees were incurred, respectively.

     (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1999, $21,720 was due from certain general partners for such costs.

     (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1999, 1998, and 1997 for which it was billed $2,270, $1,380, and $6,267 respectively.


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

     During 1999, 1998 and 1997, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(8)  Federal Income Taxes:

     The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                               Year Ended December 31,
                                        -----------------------------------
                                          1999         1998         1997
                                        ---------    --------     ---------
Net income as
 reported on the
 Partnership's federal
 income tax return                      $  4,601     $ 68,370     $ 91,673

Recompletion costs reported
 differently for financial
 reporting purposes and for
 income tax reporting
 purposes                                 14,911           --           --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                        (78,159)     (74,020)     (75,385)
                                        --------     --------     --------
Net income (loss) per
 accompanying financial
 statements                             $(58,647)    $ (5,650)    $ 16,288
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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997




(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:

             Purchaser                  1999          1998         1997
             ---------                --------      --------     --------

             Phoenix Diversified      $223,517      $314,253     $323,563


     The Partnership renewed its gas purchase contract in December, 1999 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                 Balance at                                           Balance
                                 Beginning    Additions                     Other      at End
                                  of Year      at Cost      Retirements    Changes    of Year
                                 ----------   ----------    -----------    -------   ----------

Year Ended December 31, 1999:
  Leasehold costs                $  321,314   $       --       $  --       $  --     $  321,314
  Wells and related facilities    8,919,173       14,911          --          --      8,934,084
                                 ----------   ----------       -----       -----     ----------
                                 $9,240,487   $   14,911       $  --       $  --     $9,255,398
                                 ==========   ==========       =====       =====     ==========

Year ended December 31, 1998:    $  321,314   $       --       $  --       $  --     $  321,314
  Leasehold costs                 8,918,786          387          --          --      8,919,173
                                 ----------   ----------       -----       -----     ----------
  Wells and related facilities   $9,240,100   $      387       $  --       $  --     $9,240,487
                                 ==========   ==========       =====       =====     ==========
Year Ended December 31, 1997:
  Leasehold costs                $  321,314   $       --       $  --       $  --     $  321,314
  Wells and related facilities    8,912,598        6,188          --          --      8,918,786
                                 ----------   ----------       -----       -----     ----------
                                 $9,233,912   $    6,188       $  --       $  --     $9,240,100
                                 ==========   ==========       =====       =====     ==========

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                 Balance at   Charges to                            Balance
                                  Beginning   Costs and                 Other       at End
                                   of Year     Expenses   Retirements  Changes      of Year
                                 ----------   ----------  ----------- ----------   ----------

Year Ended December 31, 1999:
  Wells and related facilities   $7,496,014   $   81,500     $  --     $       --   $7,577,514
  Leasehold costs                   321,314           --        --             --      321,314
                                 ----------   ----------     -----     ----------   ----------
                                 $7,817,328   $   81,500     $  --     $       --   $7,898,828
                                 ==========   ==========     =====     ==========   ==========

Year ended December 31, 1998:
  Wells and related facilities   $7,416,558   $   79,456     $  --     $       --   $7,496,014
  Leasehold costs                   321,314           --        --             --      321,314
                                 ----------   ----------     -----     ----------   ----------
                                 $7,737,872   $   79,456     $  --     $       --   $7,817,328
                                 ==========   ==========     =====     ==========   ==========

Year Ended December 31, 1997:
  Wells and related facilities   $7,334,303   $   82,255     $  --     $       --   $7,416,558
  Leasehold costs                   321,314           --        --             --      321,314
                                 ----------   ----------     -----     ----------   ----------
                                 $7,655,617   $   82,255     $  --     $       --   $7,737,872
                                 ==========   ==========     =====     ==========   ==========

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER               EXHIBIT

(3) Form of Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1983-1 (now Sterling Drilling Fund 1983-1, L.P.) (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1983-1 Form 10-K for the year ended December 31, 1994)

(23)       Consent of Ryder Scott Company, L.P. (filed herewith)

(27)       Financial Data Schedule. (filed herewith)