Form 10-Q
period 2000-03-31
STERLING DRILLING FUND 1983-1
filed 2000-05-12
CIK 721538

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


/X     /Quarterly  Report Pursuant to Section 13 or 15(d)of the  Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

Balance Sheets - March 31, 2000 and December 31, 1999.

Statements of Operations for the Three Months Ended March 31, 2000 and 1999.

Statements of Changes in Partners' Equity for the year ended
December 31,1999 and for the Three Months Ended March 31, 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2000, the General Partners have distributed to the Limited Partners $2,381,555 or 21.50% of the total Limited Partner capital contributions to the Limited Partnership.

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

3.      Results of Operations -

Overall operating revenues increased from $46,595 in 1999 to $108,829 in 2000, the Partnership experienced a strong increase in gas production, average price per mcf and the average price per barrel. The gas production increase from 23,653 MCF's 1999 to 26,804 MCF in 2000 combined with higher average price per MCf of $3.35 in 2000 contributed to higher gas revenue. The partnership does receive some of its revenue from oil production. The oil revenue received was helped by the higher average oil price received of $26.46 per barrel and 723 bbbls produced in 2000. Production expenses increased from $28,519 in 1999 to $44,411 in 2000. The costs for 1999 and 2000 include those associated with repairs needed for access to the well and well sites and the related labor costs. Other costs include, but are not limited to, the related well taxes which vary based upon production volumes and price. The total production costs for both years was reasonable based upon volumes and needed maintenance.

General and administrative costs from a related party are charged in accordance with guidelines set forth in the Registrant's Management
Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both years aresubstantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to use all its in-house resources as efficiently and timely as possible to minimize costs. General and administrative expenses to a related party and to third parties increased slightly from 1999 to 2000.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to significantly revise the property basis in either 1999 or first quarter 2000 due to additional depletion. Depletion expense is reasonable, in both years, based upon the rates and property basis reported.

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





May 12, 2000                  BY: /S/ Charles E. Drimal Jr.
(Date)                        -----------------------------
                              Charles E. Drimal, Jr.,
                              General Partner

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                        March 31,       December 31,
                                          2000              1999
Assets
Current assets:
  Cash and cash equivalents        $        161,443 $          126,703
  Due from others                            43,359             40,368
                                        -----------        -----------
      Total current assets                  204,802            167,071
                                        -----------        -----------
Oil and gas properties -
Successful efforts method:
  Leasehold costs                           321,314            321,314
  Well and related facilities             8,934,084          8,934,084
   less accumulated
   depreciation, depletion and
   amortization                         (7,918,057)         (7,898,828)
                                        -----------        -----------
                                          1,337,341          1,356,570
                                        -----------        -----------
       Total assets                $      1,542,143 $        1,523,641
                                        ===========        ===========

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates              $            821 $                0
                                        -----------        -----------
       Total current liabilities   $            821 $                0
                                        -----------        -----------

Partners' equity
   Limited partners                       1,483,483          1,472,473
   General partners                          57,839             51,168
                                        -----------        -----------
         Total partners' equity           1,541,322          1,523,641
                                        -----------        -----------
         Total partners' equity
         and liabilities           $      1,542,143 $        1,523,641

                                        ===========        ===========


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 2000

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     83,254      25,575       108,829
Interest income                    2,249         209         2,458
                                --------    --------       -------
  Total Revenue                   85,503      25,784       111,287
                                --------    --------       -------

Costs and Expenses:
Production expense                33,974      10,437        44,411
General and administrative
 To a related party               19,124       5,875        24,999
General and administrative         3,800       1,167         4,967
Depreciation, depletion
 and amortization                 17,595       1,634        19,229
                                --------    --------       -------
  Total Costs and Expenses        74,493      19,113        93,606
                                --------    --------       -------
  Net Income (Loss)         $    11,010        6,671        17,681
                                --------    --------       -------
Net Income (Loss)
    per equity unit         $        .99
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     35,645      10,950        46,595
Interest income                    2,024         188         2,212
                                --------    --------       -------
  Total Revenue                   37,669      11,138        48,807
                                --------    --------       -------

Costs and Expenses:
Production expense                21,817       6,702        28,519
General and administrative
 to a related party               19,127       5,876        25,003
General and administrative         1,252         385         1,637
Depreciation, depletion
 and amortization                 15,365       1,427        16,792
                                --------    --------       -------
  Total Costs and Expenses        57,561      14,390        71,951
                                --------    --------       -------
  Net Income/ (Loss)        $    (19,892)    (3,252)  $   (23,144)
                                --------    --------       -------
  Net Income/(Loss)
    per equity unit         $      (1.80)
                                  ======



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners      Total

Balance at December 31, 1998  $  1,579,044  $     55,675 $    1,634,719
  Partners' contributions                0           175            175
  Distribution to partners        (41,538)      (11,068)        (52,606)
  Net Income/(Loss)               (65,033)         6,386        (58,647)
                                 ---------     ---------    -----------
                                       ---           ---              -
Balance at December 31, 1999  $  1,472,473  $     51,168 $    1,523,641
  Net Income (Loss)                 11,010         6,671         17,681
                                 ---------     ---------    -----------
                                       ---           ---              -
Balance at March 31, 2000     $  1,483,483  $     57,839 $    1,541,322
                                  ========      ========       ========





See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-1
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                         Three months      Three months
                                          ended March       Ended March
                                           31, 2000          31, 1999

Net cash provided by operating
activities                             $        34,740   $        31,617
                                            ----------         ---------
Cash Flows from investing activities:
 Investment in wells and related
   facilities                                        0                  0
                                            ----------         ---------
Net Cash (used in)investing activities               0                  0

Net increase in cash and
  cash equivalents                              34,740            31,617
Cash and cash equivalents at
  beginning of period                          126,703           174,678
                                            ----------         ---------
Cash and cash equivalents at end of
period                                 $       161,443   $       206,295
                                             =========         =========


See accompanying note to the financial statements.

                  STERLING DRILLING FUND 1983-1
                (a New York limited partnership)

                  Note to Financial Statements

                         March 31, 2000



1. The accompanying statements for the period ending March 31, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.