Form 10-Q
period 2000-06-30
STERLING DRILLING FUND 1983-1
filed 2000-08-11
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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


Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 2000 and December 31, 1999.

Statements of Operations for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2000, the General Partners' have distributed $2,409,247.50 or 21.75% of original Limited Partner capital contributions to the Limited Partners.

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


3. Results of Operations -

Overall operating revenues increased from $88,421 in 1999 to $204,416 in 2000. The partnership experienced an increase in gas production from 41,846 MCF in 1999 to 54,740 MCF in 2000. The average price per MCF received was $2.04 in 1999 and in 2000 was $3.28. The swing in gas production can be attributed to no shut-in's in the first half of 2000 as compared to the shut-in for the month of June 1999. The shut-in was necesessary to complete required repairs on the gas transporter's pipeline. Although the Partnership only produces a small amount of oil, the Partnership's oil revenue increased in 2000 due to the current high average price it has received of $25.96 per barrel. The combination of increased gas production and higher average oil and gas prices gave the Partnership its current positive increase in overall operating revenues. Production expenses increased from $48,776 in 1999 to $84,046 in 2000. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes in both years. Production expenses also include other direct costs which include, but are not limited to , labor, chemicals, and repairs to access the well sites. The funds expended, in both years, were reasonable.

General and administrative expenses to a related party are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1999 or first half of 2000. There were no additional capitalized well-related expenditures during the first half of 2000.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on form 8-K

The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

August 7, 2000
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$149,959	$126,703
Due from affiliates	41,890	40,368
Due from others
	------------------	------------------
Total current assets	191,849	167,071
	------------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
less accumulated ,depreciation, depletion and
amortization	(7,937,286)	(7,898,828)
	------------------	------------------
Total Oil and Gas Properties	1,318,112	1,356,570
	------------------	------------------
Total assets	$1,509,961	$1,523,641
	===========	===========

Liabilities and Partners' Equity
Current Liabilities:
Due to others	$0	$0
	------------------	------------------
Total current liabilities	0	0
	------------------	------------------

Partners' equity
Limited partners	1,456,067	1,472,473
General partners	53,894	51,168
	------------------	------------------
Total partners' equity	1,509,961	1,523,641
	------------------	------------------
Total liabilities and partners' equity	$1,509,961	$1,523,641
	============	============

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$156,378	48,038	$204,416
Other revenue	0	0	0
Interest income	4,463	415	4,878
	-------------	-------------	-------------
Total Revenue	160,841	48,453	209,294
	-------------	-------------	-------------

Costs and Expenses:
Production expense	64,295	19,751	84,046
General and administrative to a related
party	38,248	11,750	49,998
General and administrative	11,823	3,632	15,455
Depreciation, depletion and
amortization	35,189	3,269	38,458
	-------------	-------------	-------------
Total Costs and Expenses	149,555	38,402	187,957
	-------------	-------------	-------------
Net Income (Loss)	$11,286	10,051	$21,337
	========	========	=======
Net Income (Loss) per equity unit	$1.02
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$67,642	20,779	$88,421
Other revenue	2,295	705	3,000
Interest income	3,546	329	3,875
	-------------	-------------	-------------
Total Revenue	73,483	21,813	95,296
	-------------	-------------	-------------

Costs and Expenses:
Production expense	37,314	11,462	48,776
General and administrative to a related
party	38,252	11,750	50,002
General and administrative	8,011	2461	10,472
Depreciation, depletion and
amortization	30,729	2,855	33,584
	-------------	-------------	-------------
Total Costs and Expenses	114,306	28,528	142,834
	-------------	-------------	-------------
Net Income (Loss)	$(40,823)	(6,715)	$(47,538)
	========	========	========
Net Income (Loss) per equity unit	$(3.69)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$73,124	22,463	$95,587
Other revenue
Interest income	2,214	206	2,420
	-------------	-------------	-------------
Total Revenue	75,338	22,669	98,007
	-------------	-------------	-------------

Costs and Expenses:
Production expense	30,321	9,314	39,635
General and administrative to a related
Party	19,124	5,875	24,999
General and administrative	8,023	2,465	10,488
Depreciation, depletion and
amortization	17,594	1,635	19,229
	-------------	-------------	-------------
Total Costs and Expenses	75,062	19,289	94,351
	-------------	-------------	-------------
Net Income(Loss)	$276	3,380	$3,656
	========	========	=========
Net Income(Loss) per equity unit	$.02
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$31,997	9,829	$41,826
Other revenue	2,295	705	3,000
Interest income	1,522	141	1,663
	-------------	-------------	-------------
Total Revenue	35,814	10,675	46,489
	-------------	-------------	-------------

Costs and Expenses:
Production expense	15,497	4,760	20,257
General and administrative to a related
party	19,124	5,875	24,999
General and administrative	6,759	2,076	8,835
Depreciation, depletion and
amortization	15,365	1,427	16,792
	-------------	-------------	-------------
Total Costs and Expenses	56,745	14,138	70,883
	-------------	-------------	-------------
Net Income(Loss)	$(20,931)	(3,463)	$(24,394)
	========	========	=========
Net Income(Loss) per equity unit	$(1.89)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,472,473	51,168	$1,523,641
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	11,286	10,051	21,337
	-------------	-------------	-------------
Balance at end of period	$1,456,067	53,894	$1,509,961
	========	========	=========
Six Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,579,044	55,675	$1,634,719
Cash Distributions	(41,539)	(11,068)	(52,607)
Net Income(Loss)	(40,823)	(6,715)	(47,538)
	-------------	-------------	-------------
Balance at end of period	$1,496,682	37,892	$1,534,574
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,483,483	57,839	$1,541,322
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	276	3,380	3,656
	---------------	---------------	---------------
Balance at end of period	$1,456,067	53,894	$1,509,961
	=========	=========	=========
Three Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,559,152	52,423	$1,611,575
Cash Distributions	(41,539)	(11,068)	(52,607)
Net Income(Loss)	(20,931)	(3,463)	(24,394)
	-------------	-------------	-------------
Balance at end of period	$1,496,682	37,892	$1,534,574
	=========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months ended June 30, 2000	Six months Ended June 30, 1999

Net cash provided by (used in) operating activities	$58,273	$(72,709)
	-------------	-------------
Cash Flows from investing activities:
Investment in wells and related facilities	0	(350)
	-------------	-------------
Net Cash used in investing activities	0	(350)

Cash flows from financing activities:
Distribution to partners	(35,017)	(52,607)
	-------------	-------------
Net cash used in financing activities	(35,017)	(52,607)
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	23,256	(125,666)
Cash and cash equivalents at beginning of period	126,703	174,678
	-------------	-------------
Cash and cash equivalents at end of period	$149,959	$49,012
	=========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2000

1. The accompanying statements for the period ending June 30, 2000, are unaudited but reflect all adjustments necessary to present fairly the results of operations.