Form 10-Q
period 2000-09-30
STERLING DRILLING FUND 1983-1
filed 2000-11-13
CIK 721538

3: SECURITIES AND EXCHANGE COMMISSION


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Balance Sheets - September 30, 2000 and December 31, 1999.

Statements of Operations for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2000, the General Partners' have distributed $2,409,247.50 or 21.75% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $1,153,900 as compared to the discounted reserves as of December 31, 1998, which were approximately $915,800. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.


3. Results of Operations -

The combination of both increased pricing and increased production resulted in the Partnership's operating revenues significant increase from $167,656 in 1999 to $279,539 in 2000. The change in gas and oil production was from 68,954 MCF and 460 BBLS to 77,098 MCF and 934 BBLS in 2000. The average price per MCF increased, from $2.33 in 1999 to $3.31 in 2000. Production expenses increased from $76,250 in 1999 to $ 135,206 in 2000. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 1999, were limited to normal maintenance and upkeep of the wells and well sites. During 2000 some additional maintenance was performed at various sites in order to help increase and maintain production levels. Also the variable costs which are based upon production volumes increased due to higher activity.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 1999 or through the third quarter of 2000. There were no additional capitalized well-related expenditures during the first half of 2000.

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

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

September 9, 2000
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$182,612	$126,703
Due from affiliates	10,754	40,368
	------------------	------------------
Total current assets	193,366	167,071
	------------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
less accumulated ,depreciation, depletion and
amortization	(7,956,516)	(7,898,828)
	------------------	------------------
Total Oil and Gas Properties	1,298,882	1,356,570
	------------------	------------------
Total assets	$1,492,248	$1,523,641
	===========	===========

Partners' Equity
Partners' equity
Limited partners	1,439,918	1,472,473
General partners	51,930	51,168
	------------------	------------------
Total partners' equity	$1,492,248	$1,523,641
	============	============

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$213,847	65,692	$279,539
Interest income	6,767	629	7,396
	-------------	-------------	-------------
Total Revenue	220,614	66,321	286,935
	-------------	-------------	-------------

Costs and Expenses:
Production expense	103,433	31,773	135,206
General and administrative to a related
party	57,373	17,624	74,997
General and administrative	11,886	3,651	15,537
Depreciation, depletion and
amortization	52,785	4,903	57,688
	-------------	-------------	-------------
Total Costs and Expenses	225,477	57,951	283,428
	-------------	-------------	-------------
Net Income (Loss)	$(4,863)	8,370	$3,507
	========	========	=======
Net Income (Loss) per equity unit	$(0.44)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$128,257	39,399	$167,656
Other revenue	2,295	705	3,000
Interest income	4,187	390	4,577
	-------------	-------------	-------------
Total Revenue	134,739	40,494	175,233
	-------------	-------------	-------------

Costs and Expenses:
Production expense	58,331	17,919	76,250
General and administrative to a related
Party	57,376	17,625	75,001
General and administrative	11,464	3,522	14,986
Depreciation, depletion and
Amortization	47,951	4,454	52,405
	-------------	-------------	-------------
Total Costs and Expenses	175,122	43,520	218,642
	-------------	-------------	-------------
Net Income (Loss)	$(40,383)	(3,026)	$(43,409)
	========	========	========
Net Income (Loss) per equity unit	$(3.65)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,469	17,654	$75,123
Interest income	2,304	214	2,518
	-------------	-------------	-------------
Total Revenue	59,773	17,868	77,641
	-------------	-------------	-------------

Costs and Expenses:
Production expense	39,138	12,022	51,160
General and administrative to a related
Party	19,125	5,874	24,999
General and administrative	63	19	82
Depreciation, depletion and
amortization	17,596	1,634	19,230
	-------------	-------------	-------------
Total Costs and Expenses	75,922	19,549	95,471
	-------------	-------------	-------------
Net Income(Loss)	$(16,149)	(1,681)	$(17,830)
	========	========	=========
Net Income(Loss) per equity unit	$(1.46)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$60,615	18,620	$79,235
Interest income	641	61	702
	-------------	-------------	-------------
Total Revenue	61,256	18,681	79,937
	-------------	-------------	-------------

Costs and Expenses:
Production expense	21,017	6,457	27,474
General and administrative to a related
Party	19,124	5,875	24,999
General and administrative	3,453	1,061	4,514
Depreciation, depletion and
Amortization	17,222	1,599	18,821
	-------------	-------------	-------------
Total Costs and Expenses	60,816	14,992	75,808
	-------------	-------------	-------------
Net Income(Loss)	$440	3,689	$4,129
	========	========	=========
Net Income(Loss) per equity unit	$.04
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,472,473	51,168	$1,523,641
Partner's contributions	0	117	117
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	(4,863)	8,370	3,507
	-------------	-------------	-------------
Balance at end of period	$1,439,918	52,330	$1,492,2484
	========	========	=========
Nine Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,579,044	55,675	$1,634,719
Partners' contributions	0	175	175
Cash Distributions	(41,539)	(11,068)	(52,607)
Net Income(Loss)	(40,383)	(3,026)	(43,409)
	-------------	-------------	-------------
Balance at end of period	$1,496,122	41,756	$1,538,878
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,456,067	53,894	$1,509,961
Partner's contributions	0	117	117
Net Income(Loss)	(16,149)	(1,681)	(17,830)
	---------------	---------------	---------------
Balance at end of period	$1,439,918	52,330	$1,492,248
	=========	=========	=========
Three Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,496,682	37,892	$1,534,574
Partners' contributions	0	175	175
Net Income(Loss)	440	3,689	4,129
	-------------	-------------	-------------
Balance at end of period	$1,497,122	41,756	$1,538,878
	=========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2000	Nine months Ended September 30, 1999

Net cash provided by (used in) operating activities	$90,809	$27,923
	-------------	-------------
Cash Flows from investing activities:
Investment in wells and related facilities	0	(350)
	-------------	-------------
Net Cash used in investing activities	0	(350)

Cash flows from financing activities:
Distribution to partners	(35,017)	(52,607)
Partners contribution	117	175
	-------------	-------------
Net cash used in financing activities	(34,900)	(52,432)
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	55,909	(24,859)
Cash and cash equivalents at beginning of period	126,703	174,678
	-------------	-------------
Cash and cash equivalents at end of period	$182,612	$149,819
	=========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

September 30, 2000

1. The accompanying statements for the period ending September 30, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.