Form 10-K
period 2000-12-31
STERLING DRILLING FUND 1983-1
filed 2001-03-30
CIK 721538

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 2001, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

         During 2000, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminates in April 2001. At this time it is unlikely that CNR will exercise their rights to select acreage and drill a well. If CNR does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage. Although acreage held by Sterling Drilling Fund 1983-1 was not included in the CNR Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2000, approximately $345,794 or 94.95% of the Partnership's gas production was sold to one unaffiliated purchaser, Phoenix Diversified and about $34,249 or 100% of oil production was purchased by the American Refining Group. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2000 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2000, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.


         Producing wells:
                                               Gross          Net
                                               -----          ---
                   Oil Wells                       0             0

                   Gas Wells                      39          31.3

                   Producing acres             1,833         1,771

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.


         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:




                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                             2000           1999          1998            1997             1996
                                             ----           ----          ----            ----             ----
    Production
    Oil and Condensate (bbl)                1,263            877         1,232           1,302            1,524
    Gas (Mcf)                             103,533         95,379       100,993         111,382          113,227
    Average Price of Sales:
    Oil and Condensate ($ per bbl)         $27.11         $16.16        $12.05          $19.64           $16.37
    Gas ($ per Mcf)                         $3.52          $2.50         $3.17           $3.15            $2.31
    Production  Expense  per  Dollar
    Of Operating Revenue                    $0.46          $0.46         $0.45           $0.44            $0.47

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                  Proved Developed
        As of                     ----------------
        12-31             Oil (bbls)             Gas (mcf)
        -----             ----------             ---------
         1996               13,850               2,233,000
         1997               14,000               2,034,300
         1998               13,000               1,808,900
         1999               11,900               1,587.600
         2000               11,300               1,793,400


The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                    Proved Developed
                                    ----------------
        As of               Future Net            Present Value of
        12-31                 Revenue           Future Net Revenue
        -----               ----------          ------------------
         1996               $3,414,800               $1,313,750
         1997                2,940,800                1,200,900
         1998                2,293,000                  915,800
         1999                2,597,600                1,153,900
         2000               14,397,393                5,503,164

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2000 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2001, there were 605 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2000 aggregated $27,693. Aggregate cash distributions to the holders of the Units as of December 31, 2000, is $2,409,248.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant is a "small business issuer" as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2001, Management acts as the Managing General Partner in a total of 47 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 180 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 53, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 48, has been a Director, Executive Vice President and Treasurer of Management since August 1985. She is also a Director and Executive Vice President and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 41, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 to August 1994, and PrimeEnergy from May 1990 to August, 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 68, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2000 and 1999, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing general Partner that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2001, the name and address of such beneficial owners, and the number and percent of partnership units beneficially owned by them, all of which are directly owned.


                     Name and Address of Beneficial Owner
                     ------------------------------------                 Number
                                                                         of Units         Percent
                                                                         --------         -------
PrimeEnergy Management Corporation
One Landmark Square
Stamford, CT 06901                                                        1,152            10.40%

PrimeEnergy Corporation
  One Landmark Square
  Stamford, Connecticut 06901                                             2,622            23.67%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2000, was paid well operating fees ranging from about $467 to $647 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2000 and 1999, the Partnership paid an aggregate of $117,196 and $77,544, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    The following documents are filed as a part of this Report:

                1. Financial Statements (Index to the Financial Information at
                   page F-1)

                2. Financial Statement Schedules:
                   Schedule V Property and Equipment - Oil and Gas  Properties
                   Schedule VI Accumulated Depreciation, Depletion and Amortization - Oil and Gas Properties

                3. Exhibits:

                (3) Form of Agreement of Limited Partnership of Sterling Drilling Fund 1983-1 (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1983-1 Form 10-K for the year ended December 31, 1994.)

                (23) Consent of Ryder Scott Company, L.P. (filed herewith)

         (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                                   Sterling Drilling Fund 1983-1, L.P.
                                   By:      PrimeEnergy Management Corporation
                                            Managing General Partner

                                   By:      /S/ Charles E. Drimal Jr.
                                            -------------------------
                                            Charles E. Drimal, Jr.
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2001.



/S/ Charles E. Drimal Jr             Director and President,
------------------------             PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.               The Principal Executive Officer



/S/ Beverly A Cummings               Director, Executive Vice President and
----------------------               Treasurer, PrimeEnergy Management
Beverly A. Cummings                  Corporation; The Principal Financial and
                                     Accounting Officer

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

                  Index to Financial Information and Schedules

                                                                                                  PAGE NO.
                                                                                                  --------
Selected Financial Data                                                                                F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                         F-2

Report of Independent Public Accountants                                                               F-5

Financial Statements:

     Balance Sheets, December 31, 2000 and 1999                                                        F-6

     Statements of Operations for the Years Ended December 31,
          2000, 1999 and 1998                                                                          F-7

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 2000, 1999 and 1998                                                       F-8

     Statements of Cash Flows for the Years
          Ended December 31, 2000, 1999 and 1998                                                       F-9

     Notes to Financial Statements                                                                    F-10

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 2000, 1999, and 1998                                      F-18

     VI - Accumulated Depreciation, Depletion and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               2000, 1999 and 1998                                                                    F-19

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


                                 YEAR ENDED DECEMBER 31, (000's omitted)
                                 ---------------------------------------
                              2000      1999       1998       1997      1996
                             ------    ------     ------     ------    ------
Revenues                     $  419       261        346        386       297
Net income (loss):
Limited Partners             $   23       (65)       (15)         1       (42)
General Partners             $   20         6          9         15         2
Per equity unit              $ 2.12     (5.87)     (1.35)      0.11     (3.79)
Total assets                 $1,532     1,524      1,635      1,693     1,729
Cash distributions:
Limited Partners             $   28        42         42         42        42
General Partners             $    7        11         11         11        12
Limited Partners as a % of
original contribution          0.25%    0.375%     0.375%     0.375%    0.375%


ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2000, the General Partners have distributed to the Limited Partners $2,409,248 or 21.75% of the total Limited Partner capital contributions to the Limited Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $5,503,164 as compared to the discounted reserves as of December 31, 1999, which were approximately $1,153,941. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices.

Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

         2. Capital resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in November, 1983, for $9,400,000. Pursuant to the terms of this contract, thirty-eight wells were drilled resulting in thirty-seven producing wells and one dry-hole.

         3.  Results of Operations:

         2000 compared to 1999

         The Partnership receives some of its revenue from oil production as well as gas production. The Partnership's increased oil production and the significant positive change in average price per barrel contributed to overall increase in revenue, from 877 barrel in 1999 and an average price of $16.16 to 1,263 barrels in 2000 and an average price of $27.11. The Partnership's main source of revenue is from its gas produced and sold. An increase in its gas production from 95,379 mcf in 1999 to 103,533 mcf in 2000 combined with a higher average price per mcf from $2.50 in 1999 to $3.52 in 2000 resulted in a significant increase in gas revenue. The Partnership also received funds from the one time settlement of a class action lawsuit in the amount of $10,503. The combination of production and price increases resulted in an overall operating revenue to increase from $252,207 in 1999 to $398,448 in 2000.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses increased from $115,162 in 1999 to $ 182,826 in 2000. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes during both years. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 2000 and 1999 related to routine maintenance and upkeep at the well site. General and administrative costs remained relatively unchanged between 1999 and 2000, from $122,972 to $ 119,184, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allowed to be allocated to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties were needed in 2000 or 1999. The overall depreciation and depletion for both years was consistent with the rates used and the remaining property basis.

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 1, 2001

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                                      Assets

                                                                                      2000          1999
                                                                                      ----          -----
Current Assets:
  Cash and cash equivalents (Note 2)                                              $   198,847    $   126,703
  Due from affiliates (Note 6)                                                         50,573         40,368
                                                                                  -----------    -----------
     Total Current Assets                                                             249,420        167,071
                                                                                  -----------    -----------

Oil and Gas Properties - successful efforts methods (Note 3) - (Schedules V and
 VI):
  Leasehold costs                                                                     321,314        321,314
  Wells and related facilities                                                      8,934,084      8,934,084
                                                                                  -----------    -----------
      Total                                                                         9,255,398      9,255,398
  Less - Accumulated depreciation, depletion and amortization                      (7,972,868)    (7,898,828)
                                                                                  -----------    -----------
                                                                                    1,282,530      1,356,570
                                                                                  -----------    -----------
     Total Assets                                                                 $ 1,531,950    $ 1,523,641
                                                                                  ===========    ===========

                                          Liabilities and Partners' Equity

Total Liabilities                                                                 $        --    $        --
                                                                                  -----------    -----------
Partners' Equity:
  Limited partners                                                                  1,477,086      1,472,473
  General partners                                                                     54,864         51,168
                                                                                  -----------    -----------
     Total Partners' Equity                                                         1,531,950      1,523,641
                                                                                  -----------    -----------
     Total Liabilities and Partners' Equity                                       $ 1,531,950    $ 1,523,641
                                                                                  ===========    ===========


   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                      2000                                1999                                1998
                          -----------------------------     -------------------------------     ------------------------------
                          Limited    General                Limited     General                 Limited     General
                          Partners   Partners     Total     Partners    Partners      Total     Partners    Partners     Total
                          --------   --------     -----     --------    --------      -----     --------    --------     -----
Revenues:
  Operating revenues     $ 304,813  $  93,635   $ 398,448   $ 192,938   $  59,269   $ 252,207   $ 258,324   $  79,354  $ 337,678
  Other Revenue
   (Note 10)                 8,035      2,468      10,503       2,295         705       3,000          --          --         --
  Interest                   9,433        876      10,309       5,289         491       5,780       7,840         728      8,568
                         ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

     Total Revenues        322,281     96,979     419,260     200,522      60,465     260,987     266,164      80,082    346,246
                         ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Costs and Expenses:
  Production expenses      139,862     42,964     182,826      88,099      27,063     115,162     116,344      35,739    152,083
  Depreciation,
   depletion and
   amortization             67,747      6,293      74,040      74,572       6,928      81,500      72,703       6,754     79,457
  General and
   administrative
   expenses (Note 7)        91,176     28,008     119,184      94,074      28,898     122,972      92,072      28,284    120,356
                         ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

    Total Expenses         298,785     77,265     376,050     256,745      62,889     319,634     281,119      70,777    351,896
                         ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

     Net Income (Loss)   $  23,496  $  19,714   $  43,210   $ (56,223)  $  (2,424)  $ (58,647)  $ (14,955)  $   9,305  $  (5,650)
                         =========  =========   =========   =========   =========   =========   =========   =========  =========
  Net income (Loss) Per
   Equity Unit (Note 2)  $    2.12                          $   (5.08)                          $   (1.35)
                         =========                          =========                           =========


   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998






                                                            Limited                General
                                                            Partners               Partners              Total
                                                           ----------              --------            ----------
Balance at December 31, 1997                               $1,635,538              $ 57,451            $1,692,989
Partners' contributions                                            --                   176                   176
Distributions to partners                                     (41,539)              (11,257)              (52,796)
Net Income (Loss)                                             (14,955)                9,305                (5,650)
                                                           ----------              --------            ----------
Balance at December 31, 1998                                1,579,044                55,675             1,634,719
Partners' contributions                                            --                   175                   175
Distributions to partners                                     (41,538)              (11,068)              (52,606)
Net (Loss)                                                    (56,223)               (2,424)              (58,647)
                                                           ----------              --------            ----------
Balance at December 31, 1999                                1,481,283                42,358             1,523,641
Partners' contributions                                                                 117                   117
Distributions to partners                                     (27,693)               (7,325)              (35,018)
Net Income                                                     23,496                19,714                43,210
                                                           ----------              --------            ----------
Balance at December 31, 2000                               $1,477,086              $ 54,864            $1,531,950
                                                           ==========              ========            ==========


   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                                                          2000              1999              1998
                                                                        --------          --------          --------
 Net (loss) income                                                      $ 43,210          $(58,647)         $ (5,650)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion and
    Amortization                                                          74,040            81,500            79,457
   Changes in Assets and Liabilities -
    Increase in due from affiliates                                      (10,205)           (3,486)          (36,882)
    Increase in due to affiliates                                             --                --            45,125
                                                                        --------          --------          --------
      Net Cash Provided by Operating
       Activities                                                        107,045            19,367            82,050
                                                                        --------          --------          --------
Cash Flows From Investing Activities:
  Equipment purchases                                                         --           (14,911)             (387)
                                                                        --------          --------          --------
     Net Cash Used by Investing
      Activities                                                              --           (14,911)             (387)
                                                                        --------          --------          --------
Cash Flows From Financing Activities:
  Partners' contributions                                                    117               175               176
  Distributions to partners                                              (35,018)          (52,606)          (52,796)
                                                                        --------          --------          --------
     Net Cash Used in Financing
      Activities                                                         (34,901)          (52,431)          (52,620)
                                                                        --------          --------          --------
Net increase (decrease) in cash and cash
 equivalents                                                              72,144           (47,975)           29,043
Cash and cash equivalents, beginning of
 year                                                                    126,703           174,678           145,635
                                                                        --------          --------          --------
Cash and cash equivalents, end of year                                  $198,847          $126,703          $174,678
                                                                        ========          ========          ========


   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

                        DECEMBER 31, 2000, 1999 AND 1998




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

                        DECEMBER 31, 2000, 1999 AND 1998




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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:

                                                                        2000            1999             1998
                                                                        ----            ----             ----
              Average sales price per MCF of gas                       $ 3.52          $ 2.50           $ 3.17
              Average sales price per BBL of oil
               and other liquids                                       $27.11          $16.16           $12.05
              Production expense per dollar of
               operating revenue                                       $ 0.46          $ 0.46           $ 0.45

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 2001. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2000, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                                               (Unaudited)
                                                       ---------------------------
                                                       GAS (MCF)         OIL (BBL)
                                                       ---------         ---------
         Reserves as of December 31, 1997              2,034,188          14,037
         Revisions of previous estimates                (124,297)            207
         Production                                     (100,993)         (1,232)
                                                       ---------         -------

         Reserves as of December 31, 1998              1,808,898          13,012
         Revisions of previous estimates                (125,928)           (223)
         Production                                      (95,379)           (877)
                                                       ---------         -------

         Reserves as of December 31, 1999              1,587,591          11,912
         Revisions of previous estimates                 309,340             657
         Production                                     (103,533)         (1,263)
                                                       ----------        -------

         Reserves as of December 31, 2000              1,793,398          11,306
                                                       =========         =======

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2000, 1999 or 1998. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners' income would not have been reduced for 2000, 1999 or 1998.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                        Limited           General
                                                        Partners          Partners
                                                        --------          --------
 Participation in Costs:
   Sales commissions and dealer manager fees             100.0%              -- %
    in excess of the $50,000 paid by PEMC
   Offering costs other than $75,000
    paid by the Partnership and the
    Sterling Drilling Fund 1983-2, L.P.                    -- %            100.0%
   Management fee                                        100.0%              -- %
   Lease acquisition costs                                91.5%              8.5%
   Drilling and completion costs                          91.5%              8.5%
   General and administrative expenses                    76.5%             23.5%
   Production operator's fee                              76.5%             23.5%
   Operating expenses                                     76.5%             23.5%
   All other costs                                        91.5%              8.5%

 Participation in Revenues:
   Sale of production                                     76.5%             23.5%
   Sale of properties                                     91.5%              8.5%
   Sale of equipment                                      91.5%              8.5%
   All other revenues                                     91.5%              8.5%
                                                          91.5%              8.5%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 2000 and 1999 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $467 for each producing gas well and $647 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2000, 1999 and 1998, $105,833, $75,274, and $104,801 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2000, $21,720 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2000, 1999 and 1998 for which it was billed $11,363, $2,270, and $1,380 respectively.


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

         During 2000, 1999 and 1998, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                           Year Ended December 31,
                                        ----------------------------
                                        2000        1999        1998
                                        ----        ----        ----
Net income as
 reported on the
 Partnership's federal
 income tax return                   $ 112,241   $   4,601   $  68,370

Recompletion costs reported
 differently for financial
 reporting purposes and for
 income tax reporting
 purposes                                   --      14,911          --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                      (69,031)    (78,159)    (74,020)
                                     ---------   ---------   ---------

Net income (loss) per
 accompanying financial
 statements                          $  43,210   $ (58,647)  $  (5,650)
                                     =========   =========   =========

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

               Purchaser                                 2000                1999              1998
               ---------                                 ----                ----              ----
              Phoenix Diversified                      $345,794           $223,517          $314,253

         The Partnership renewed its gas purchase contract in December, 2000 resulting in a fixed price for one year.


(10)     Other Revenue:

         In 2000 the Partnership was a member of a Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

         In 1999 other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                                                      SCHEDULE V
                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                        Balance at                                                      Balance
                                        Beginning       Additions                          Other        at End
                                         of Year         at Cost       Retirements        Changes       of Year
                                        ----------      ---------      -----------        -------       -------
Year Ended December 31, 2000:
  Leasehold costs                       $  321,314     $       --       $       --      $       --     $  321,314
  Wells and related facilities           8,934,084             --               --              --      8,934,084
                                        ----------     ----------       ----------      ----------     ----------
                                        $9,255,398     $       --       $       --      $       --     $9,255,398
                                        ==========     ==========       ==========      ==========     ==========

Year ended December 31, 1999:
  Leasehold costs                       $  321,314     $       --       $       --      $       --     $  321,314
  Wells and related facilities           8,919,173         14,911               --              --      8,934,084
                                        ----------     ----------       ----------      ----------     ----------
                                        $9,240,487     $   14,911       $       --      $       --     $9,255,398
                                        ==========     ==========       ==========      ==========     ==========

Year Ended December 31, 1998:
  Leasehold costs                       $  321,314     $       --       $       --      $       --     $  321,314
  Wells and related facilities           8,918,786            387               --              --      8,919,173
                                        ----------     ----------       ----------      ----------     ----------
                                        $9,240,100     $      387       $       --      $       --     $9,240,487
                                        ==========     ==========       ==========      ==========     ==========

                                                                     SCHEDULE VI

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                              Balance at     Charges to                                     Balance
                                               Beginning     Costs and                        Other         at End
                                                of Year       Expenses      Retirements      Changes        of Year
                                              ----------     ----------     -----------      -------        -------
Year Ended December 31, 2000:
  Wells and related facilities                $7,577,514     $   74,040     $        --     $       --     $7,651,554
  Leasehold costs                                321,314             --              --             --        321,314
                                              ----------     ----------     -----------     ----------     ----------
                                              $7,898,828     $   74,040     $        --     $       --     $7,972,868
                                              ==========     ==========     ===========     ==========     ==========
Year ended December 31, 1999:
  Wells and related facilities                $7,496,014     $   81,500     $        --     $       --     $7,577,514
  Leasehold costs                                321,314             --              --             --        321,314
                                              ----------     ----------     -----------     ----------     ----------
                                              $7,817,328     $   81,500     $        --     $       --     $7,898,828
                                              ==========     ==========     ===========     ==========     ==========
Year Ended December 31, 1998:
  Wells and related facilities                $7,416,558     $   79,456     $        --     $       --     $7,496,014
  Leasehold costs                                321,314             --              --             --        321,314
                                              ----------     ----------     -----------     ----------     ----------
                                              $7,737,872     $   79,456     $        --     $       --     $7,817,328
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