Form 10-Q
period 2001-03-31
STERLING DRILLING FUND 1983-1
filed 2001-05-11
CIK 721538

3: SECURITIES AND EXCHANGE COMMISSION


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Balance Sheets - March 31, 2001 and December 31, 2000.

Statements of Operations for the Three Months Ended March 31, 2001 and 2000.

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2001 and 2000.

Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 2001, the General Partners' have distributed $2,409,248 or 21.75% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $5,503,164 as compared to the discounted reserves as of December 31, 1999, which were approximately $1,153,900. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been around the $4.50 mark. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs


relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. Although acreage held by Sterling Drilling Fund 1983-1 was not included in the CNR Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

3. Results of Operations -

The combination of increased pricing and decreased production resulted in the Partnership's operating revenues significant increase from $108,829 in 2000 to $166,361 in 2001. The change in gas production was from 26,804 MCF to 25,784 MCF in 2001. The average price per MCF increased, from $3.35 in 2000 to $6.07 in 2001. Production expenses increased from $44,411 in 2000 to $67,446 in 2001. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. Production expenses, during both years, were limited to normal maintenance and upkeep of the wells and well sites. Some additional maintenance was performed at various sites in order to help increase and maintain production levels.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2001 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2000 or through the first quarter of 2000. There were no additional capitalized well-related expenditures during the first quarter of 2000.


PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on form 8-K

The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

May 2, 2001
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$261,948	$198,847
Due from affiliates	49,287	50,573
	------------------	------------------
Total current assets	311,235	249,420
	------------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
Less accumulated ,depreciation, depletion and
Amortization	(7,990,375)	(7,972,868)
	------------------	------------------
Total Oil and Gas Properties	1,265,023	1,282,530
	------------------	------------------
Total assets	$1,576,258	$1,531,950
	===========	===========

Partners' Equity
Partners' equity
Limited partners	$1,508,356	$1,477,086
General partners	67,902	54,864
	------------------	------------------
Total partners' equity	$1,576,258	$1,531,950
	============	============

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,231	36,627	$155,858
Interest income	2,339	718	3,057
	-------------	-------------	-------------
Total Revenue	121,570	37,345	158,915
	-------------	-------------	-------------

Costs and Expenses:
Production expense	51,596	15,850	67,446
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	3,407	1,047	4,454
Depreciation, depletion and
amortization	16,019	1,488	17,507
	-------------	-------------	-------------
Total Costs and Expenses	90,300	24,307	114,607
	-------------	-------------	-------------
Net Income(Loss)	$31,270	13,038	$44,308
	========	========	=========
Net Income(Loss) per equity unit	$2.82
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$83,254	25,575	$108,829
Interest income	2,249	209	2,458
	-------------	-------------	-------------
Total Revenue	85,503	25,784	111,287
	-------------	-------------	-------------

Costs and Expenses:
Production expense	33,974	10,437	44,411
General and administrative to a related
Party	19,124	5,875	24,999
General and administrative	3,800	1,167	4,967
Depreciation, depletion and
Amortization	17,595	1,634	19,229
	-------------	-------------	-------------
Total Costs and Expenses	74,493	19,113	93,606
	-------------	-------------	-------------
Net Income(Loss)	$11,010	6,671	$17,681
	========	========	=========
Net Income(Loss) per equity unit	$0.99
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1999	$1,481,283	$42,358	$1,523,641
Partners' contributions	0	117	117
Distributions to partners	(27,693)	(7,325)	(35,018)
Net Income(Loss)	23,496	19,714	43,210
	--------------	------------	------------
Balance at December 31, 2000	1,477,086	54,864	1,531,950
Net Income(Loss)	31,270	13,038	44,308
	--------------	------------	------------
Balance at March 31, 2001	$1,508,356	$67,902	$1,576,258
	=========	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2001	Three months Ended March 31, 2000

Net cash provided by (used in) operating activities	$63,101	$34,740
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	63,101	34,740
Cash and cash equivalents at beginning of period	198,847	126,703
	-------------	-------------
Cash and cash equivalents at end of period	$261,948	$161,443
	=========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

March 31, 2001

1. The accompanying statements for the period ending March 31, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.