Form 10-Q
period 2001-06-30
STERLING DRILLING FUND 1983-1
filed 2001-08-09
CIK 721538

3: SECURITIES AND EXCHANGE COMMISSION


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

Or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period Ended _____________________________

Commission File Number 2-84452

STERLING DRILLING FUND 1983-1
(Exact name of registrant as specified in charter)

New York
(State or other jurisdiction of incorporation or organization)

13-3167549
(IRS employer identification number)

One Landmark Square, Stamford Connecticut 06901
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

Balance Sheets - June 30, 2001 and December 31, 2000.

Statements of Operations for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2001, the General Partners' have distributed $2,520,017.50 or 22.75% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first six months of 2001 has been from $3.21 to $10.69 with an average of $5.34. The Partnership


actually received an average price for gas sold of $5.75 during the first six months of 2001. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs

2. Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in November 1983 for $9,400,000. Pursuant to terms of this contract thirty-eight wells have been drilled resulting in thirty-seven producing wells and one dry hole.

During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Although acreage held by Sterling Drilling Fund 1983-1 was not included in the EAE Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

3. Results of Operations -

The combination of both increased pricing and increased production resulted in the Partnership's operating revenues significant increase from $204,416 in 2000 to $299,206 in 2001. The change in gas and oil production was from 54,676 MCF and 953 BBLS to 51,294 MCF and 195 BBLS in 2001. The average price per MCF increased, from $3.28 in 2000 to $5.75 in 2001. Production expenses increased from $84,046 in 2000 to $ 128,982 in 2001. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 2000, were limited to normal maintenance and upkeep of the wells and well sites. During 2001 some additional maintenance was performed at various sites, which may include small tools and supplies purchased, electrical work, chemicals and labor costs.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2000 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2000 or through the first half of 2001. There were no additional capitalized well-related expenditures during the first half of 2001.

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

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

August 8, 2001
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$169,631	$198,847
Due from affiliates	0	50,573
Due from others	55,041	0
	----------------	------------------
Total current assets	224,672	249,420
	----------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
Less accumulated ,depreciation, depletion and
amortization	(8,007,882)	(7,972,868)
	----------------	------------------
Total Oil and Gas Properties	1,247,516	1,282,530
	----------------	------------------
Total assets	$1,472,188	$1,531,950
	==========	==========

Partners' Equity
Partners' equity
Limited partners	1,424,960	1,477,086
General partners	47,228	54,864
	----------------	------------------
Total Partners' Equity	$1,472,188	$1,531,950
	===========	===========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$228,893	70,313	$299,206
Interest income	5,136	477	5,613
	-------------	-------------	-------------
Total Revenue	234,029	70,790	304,819
	-------------	-------------	-------------

Costs and Expenses:
Production expense	98,671	30,311	128,982
General and administrative to a related
party	38,556	11,844	50,400
General and administrative	6,120	1,880	8,000
Depreciation, depletion and
amortization	32,038	2,976	35,014
	-------------	-------------	-------------
Total Costs and Expenses	175,385	47,011	222,396
	-------------	-------------	-------------
Net Income (Loss)	$58,644	23,779	$82,423
	========	========	=======
Net Income (Loss) per equity unit	$5.29
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

		Six Months Ending June 30, 2000
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$156,378	48,038	$204,416
Other revenue	0	0	0
Interest income	4,463	415	4,878
	------------	------------	-------------
Total Revenue	160,841	48,453	209,294
	------------	------------	-------------

Costs and Expenses:
Production expense	64,295	19,751	84,046
General and administrative to a related
party	38,248	11,750	49,998
General and administrative	11,823	3,632	15,455
Depreciation, depletion and
amortization	35,189	3,269	38,458
	------------	------------	-------------
Total Costs and Expenses	149,555	38,402	187,957
	------------	------------	-------------
Net Income (Loss)	$11,286	10,051	$21,337
	=======	=======	========
Net Income (Loss) per equity unit	$1.02
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$109,662	33,686	$143,348
Interest income	2,797	(241)	2,556
	-------------	-------------	-------------
Total Revenue	112,459	33,445	145,904
	-------------	-------------	-------------

Costs and Expenses:
Production expense	47,075	14,461	61,536
General and administrative to a related
party	19,278	5,922	25,200
General and administrative	2,713	833	3,546
Depreciation, depletion and
amortization	16,019	1,488	17,507
	-------------	-------------	-------------
Total Costs and Expenses	85,085	22,704	107,789
	-------------	-------------	-------------
Net Income(Loss)	$27,374	10,741	$38,115
	========	========	=========
Net Income(Loss) per equity unit	$2.47
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

		Three Months Ending June 30, 2000
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$73,124	22,463	$95,587
Interest income	2,214	206	2,420
	------------	------------	------------
Total Revenue	75,338	22,669	98,007
	------------	------------	------------

Costs and Expenses:
Production expense	30,321	9,314	39,635
General and administrative to a related
party	19,124	5,875	24,999
General and administrative	8,023	2,465	10,488
Depreciation, depletion and
amortization	17,594	1,635	19,229
	------------	------------	------------
Total Costs and Expenses	75,062	19,289	94,351
	------------	------------	------------
Net Income(Loss)	$276	3,380	$3,656
	======	=======	=======
Net Income(Loss) per equity unit	$.02
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,477,086	54,864	$1,531,950
Partners' Contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income(Loss)	58,644	23,779	82,423
	-------------	-------------	-------------
Balance at end of period	$1,424,960	47,228	$1,472,188
	========	========	=========

	Six Months Ending June 30, 2000
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,481,283	42,358	$1,523,641
Partners' Contributions	0	0	0
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	11,286	10,051	21,337
	------------	------------	------------
Balance at end of period	$1,464,877	45,084	$1,509,961
	=======	=======	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

		Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,508,356	67,902	$1,576,258
Partners' Contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income(Loss)	27,374	10,741	38,115
	-------------	-------------	-------------
Balance at end of period	$1,424,960	47,228	$1,472,188
	=======	=======	=======

		Three Months Ending June 30, 2000
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,492,293	49,029	$1,541,322
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	276	3,380	3,656
	-------------	-------------	-------------
Balance at end of period	$1,464,877	45,084	$1,509,961
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2001	Six months Ended June 30, 2000

Net cash provided by (used in) operating activities	$112,969	$58,273
	-------------	-------------
Cash Flows from investing activities:
Investment in wells and related facilities	0	0
	-------------	-------------
Net Cash used in investing activities	0	0

Cash flows from financing activities:
Distribution to partners	(142,660)	(35,017)
Partners' contributions	475	0
	-------------	-------------
Net cash used in financing activities	(142,185)	(35,017)
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	(29,216)	23,256
Cash and cash equivalents at beginning of period	198,847	126,703
	-------------	-------------
Cash and cash equivalents at end of period	$169,631	$149,959
	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2001

1. The accompanying statements for the period ending June 30, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.