Form 10-Q
period 2001-09-30
STERLING DRILLING FUND 1983-1
filed 2001-11-13
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Balance Sheets - September 30, 2001 and December 31, 2000.

Statements of Operations for the Nine and Three Months Ended September 30, 2001 and 2000.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2001 and 2000.

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2001, the General Partners' have distributed $2,520,017.50 or 22.75% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB

<Page 3>

specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first nine months of 2001 has been from $1.82 to $10.69 with an average of $4.47. The three month average from July to September 2001 was $2.73. The Partnership actually received an average price for gas sold of $5.68 during the first nine months of 2001. The majority of the Partnership's gas revenue is sold under a gas contract which started December 1, 2000 and will end November 30, 2001. The Partnership will have no problem selling its gas after the contract ends, but yhe gas produced will most likely be sold at a price that reflects the current market conditions.

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

During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Although acreage held by Sterling Drilling Fund 1983-1 was not included in the EAE Farmout Agreement.

PrimeEnergy Management is currently negotiating a similar Farmout Agreement covering approximately 6,000 acres in Roane County, West Virginia. Partnership acreage may be included in this farmout. If this farmout is not completed. PrimeEnergy Management may discuss the possibility of farming out deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that an agreement will be entered into.

<page 4>

3. Results of Operations -

The combination of both increased pricing and increased production resulted in the Partnership's operating revenues significant increase from $279,539 in 2000 to $451,512 in 2001. The gas and oil production remained constant with little change, from 77,098 MCF and 934 BBLS to 77,781 MCF and 413 BBLS in 2001. The most significant impact to revenue was the average price per MCF increased, from $3.31 in 2000 to $5.68 in 2001. Production expenses increased from $135,206 in 2000 to $181,341 in 2001. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. During 2000 and 2001 some additional maintenance was performed at various sites in order to help increase and maintain production levels as well as normal routine upkeep performed at the well site and on the individual wells.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2000 or through the third quarter of 2001. There were no additional capitalized well-related expenditures during the first nine months of 2001.

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

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

November 8, 2001
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$235,463	$198,847
Due from affiliates	60,407	50,573
	---------------	---------------
Total current assets	295,870	249,420
	---------------	---------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
less accumulated ,depreciation, depletion and
Amortization	(8,025,388)	(7,972,868)
	---------------	---------------
Total Oil and Gas Properties	1,230,010	1,282,530
	---------------	---------------
Total assets	$1,525,880	$1,531,950
	=========	=========

Partners' Equity
Partners' equity
Limited partners	1,463,657	1,477,086
General partners	62,223	54,864
	---------------	---------------
Total partners' equity	$1,525,880	$1,531,950
	===========	===========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$345,407	106,105	$451,512
Interest income	6,654	618	7,272
	-----------	-----------	-----------
Total Revenue	352,061	106,723	458,784
	-----------	-----------	-----------

Costs and Expenses:
Production expense	138,726	42,615	181,341
General and administrative to a related
Party	57,834	17,766	75,600
General and administrative	10,104	3,104	13,208
Depreciation, depletion and
Amortization	48,056	4,464	52,520
	-----------	-----------	-----------
Total Costs and Expenses	254,720	67,949	322,669
	-----------	-----------	-----------
Net Income	$97,341	38,774	$136,115
	=======	=======	=======
Net Income per equity unit	$8.79
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$213,847	65,692	$279,539
Interest income	6,767	629	7,396
	-----------	-----------	-----------
Total Revenue	220,614	66,321	286,935
	-----------	-----------	-----------

Costs and Expenses:
Production expense	103,433	31,773	135,206
General and administrative to a related
Party	57,373	17,624	74,997
General and administrative	11,886	3,651	15,537
Depreciation, depletion and
Amortization	52,785	4,903	57,688
	-----------	-----------	-----------
Total Costs and Expenses	225,477	57,951	283,428
	-----------	-----------	-----------
Net Income (Loss)	$(4,863)	8,370	$3,507
	=======	=======	=======
Net Income (Loss) per equity unit	$(0.44)
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$116,514	35,792	$152,306
Interest income	1,518	141	1,659
	-----------	-----------	-----------
Total Revenue	118,032	35,933	153,965
	-----------	-----------	-----------

Costs and Expenses:
Production expense	40,055	12,304	52,359
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	3,984	1,224	5,208
Depreciation, depletion and
amortization	16,018	1,488	17,506
	-----------	-----------	-----------
Total Costs and Expenses	79,335	20,938	100,273
	-----------	-----------	-----------
Net Income	$38,697	14,995	$53,692
	=======	=======	=======
Net Income per equity unit	$3.49
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating Revenue	57,469	17,654	$75,123
Interest income	2,304	214	2,518
	-----------	-----------	-----------
Total Revenue	59,773	17,868	77,641
	-----------	-----------	-----------

Costs and Expenses:
Production expense	39,138	12,022	51,160
General and administrative to a related
Party	19,125	5,874	24,999
General and administrative	63	19	82
Depreciation, depletion and
Amortization	17,596	1,634	19,230
	-----------	-----------	-----------
Total Costs and Expenses	75,922	19,549	95,471
	-----------	-----------	-----------
Net Income(Loss)	$(16,149)	(1,681)	$(17,830)
	=======	=======	=======
Net Income(Loss) per equity unit	$(1.46)
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,477,086	54,864	$1,531,950
Partner's contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income	97,341	38,774	136,115
	------------	------------	------------
Balance at end of period	$1,463,657	62,223	$1,525,880
	=======	=======	=======

Nine Months Ending
September 30,2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,472,473	51,168	$1,523,641
Partners' contributions	0	117	117
Cash Distributions	(27,692)	(7,325)	(35,017)
Net Income(Loss)	(4,863)	8,370	3,507
	------------	------------	------------
Balance at end of period	$1,439,918	52,330	$1,492,248
	=======	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,424,960	47,228	$1,472,188
Partner's contributions	0	0	0
Net Income	38,697	14,995	53,692
	-------------	-------------	-------------
Balance at end of period	$1,463,657	62,223	$1,525,880
	========	========	========

Three Months Ending
September 30,2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,456,067	53,894	$1,509,961
Partners' contributions	0	117	117
Net Income(Loss)	(16,149)	(1,681)	(17,830)
	-------------	-------------	-------------
Balance at end of period	$1,439,918	52,330	$1,492,248
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2001	Nine months Ended September 30, 2000

Net cash provided by (used in) operating activities	$178,801	$90,809
	-----------	-----------

Cash flows from financing activities:
Distribution to partners	(142,660)	(35,017)
Partners contribution	475	117
	-----------	-----------
Net cash used in financing activities	(142,185)	(34,900)
	-----------	-----------

Net increase(decrease) in cash and cash equivalents	36,616	55,909
Cash and cash equivalents at beginning of period	198,847	126,703
	-----------	-----------
Cash and cash equivalents at end of period	$235,463	$182,612
	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

September 30, 2001

1. The accompanying statements for the period ending September 30, 2001 are unaudited but reflect all adjustments necessary to present fairly the results of operations.