Form 10-K
period 2001-12-31
STERLING DRILLING FUND 1983-1
filed 2002-03-28
CIK 721538

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 2001, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001


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

         During 2001, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2002, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-1 Limited Partnership was not included in the Farmout Agreement. This agreement provided for a cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. CNR did not exercise their rights to select acreage and drill a well. Acreage held by Sterling Drilling Fund 1983-1 was not included in the CNR Farmout Agreement..

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2001, approximately $532,283 or 96% of the Partnership's gas production was sold to one unaffiliated purchaser, Dominion Field Services ( formerly named Phoenix Diversified) and about $11,976 or 100% of oil production was purchased by Clearfield Appalachian Holdings ( formerly named American Refining Group). Neither purchaser has any relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2001 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2001, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                               Gross              Net
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

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     2001       2000       1999       1998       1997
                                   --------   --------   --------   --------   --------
PRODUCTION
Oil and Condensate (bbl)                550      1,263        877      1,232      1,302
Gas (Mcf)                           101,937    103,533     95,379    100,993    111,382
Average Price of Sales:
Oil and Condensate ($ per bbl)     $  21.78   $  27.11   $  16.16   $  12.05   $  19.64
Gas ($ per Mcf)                    $   5.42   $   3.52   $   2.50   $   3.17   $   3.15
Production  Expense  per  Dollar
Of Operating Revenue               $   0.42   $   0.46   $   0.46   $   0.45   $   0.44

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

       As of                              Proved Developed
       12-31                        Oil (bbls)         Gas (mcf)
       -----                        ----------         ---------
        1997                            14,000         2,034,300
        1998                            13,000         1,808,900
        1999                            11,900         1,587.600
        2000                            11,300         1,793,400
        2001                             8,940         1,751,900

The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                            Proved Developed

       As of                      Future Net                Present Value
       12-31                     Revenue ($)            Future Net Revenue($)
       -----                     -----------            ---------------------
        1997                       2,940,800                1,200,900
        1998                       2,293,000                  915,800
        1999                       2,597,600                1,153,900
        2000                      14,397,393                5,503,164
        2001                       2,665,100                1,140,100

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

         While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         Since January 1, 2001, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2001 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2002, there were 580 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2001 aggregated $110,770. Aggregate cash distributions to the holders of the Units as of December 31, 2001, is $2,520,018.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2002, Management acts as the Managing General Partner in a total of 45 limited partnerships and joint ventures, of which 4 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 200 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 54, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 49, has been a Director and Vice President of Finance for Management since August 1985. She is also a Director and Vice President of Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 42, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 to August 1994, and PrimeEnergy from May 1990 to August, 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 69, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2001 and 2000, the allocation of general and administrative expenses to the Partnership was $ 100,800 and $100,000 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRIMEENERGY CORPORATION

         The Partnership does not know of any person, entity or group, other than as shown below, that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2002, the name and address of such beneficial owners, and the number and percent of partnership units beneficially owned by them, all of which are directly owned.

                                                      Number
Name and Address of Beneficial Owner                 of Units          Percent
------------------------------------                 --------          -------
PrimeEnergy Management Corporation
One Landmark Square
Stamford, CT 06901                                     1,152            10.40%
PrimeEnergy Corporation
  One Landmark Square
  Stamford, Connecticut 06901                          2,862            25.83%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2001, was paid well operating fees ranging from about $248 to $495 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2001 and 2000, the Partnership paid an aggregate of $151,853 and $117,196, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March, 2002.


                                      Sterling Drilling Fund 1983-1, L.P.

                                      By:  PrimeEnergy Management Corporation
                                           Managing General Partner

                                      By:  /s/ Charles E. Drimal Jr.
                                           -------------------------
                                           Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28 day of March, 2002.



/s/ Charles E. Drimal Jr              Director and President,
------------------------                   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer



/s/ Beverly A Cummings                Director and Vice President and Treasurer,
----------------------                     PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial and
    Accounting Officer

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

                  Index to Financial Information and Schedules


                                                                                                  PAGE NO.
                                                                                                  --------
Selected Financial Data                                                                               F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                        F-2

Report of Independent Public Accountants                                                              F-5

Financial Statements:

     Balance Sheets, December 31, 2001 and 2000                                                       F-6

     Statements of Operations for the Years Ended December 31,
          2001, 2000 and 1999                                                                         F-7

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 2001, 2000 and 1999                                                      F-8

     Statements of Cash Flows for the Years
          Ended December 31, 2001, 2000 and 1999                                                      F-9

     Notes to Financial Statements                                                                    F-10

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 2001, 2000, and 1999                                      F-18

     VI - Accumulated Depreciation, Depletion and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               2001, 2000 and 1999                                                                    F-19

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

                                  YEAR ENDED DECEMBER 31, (000's omitted)
                             ------------------------------------------------
                              2001      2000      1999       1998       1997
                             ------    ------    ------     ------     ------
Revenues                     $  609       419       261        346        386
Net income (loss):
Limited Partners             $  133        23       (56)       (15)         1
General Partners             $   53        20        (2)         9         15
Per equity unit              $11.98      2.12     (5.08)     (1.35)      0.11
Total assets                 $1,575     1,532     1,524      1,635      1,693
Cash distributions:
Limited Partners             $  110        28        42         42         42
General Partners             $   32         7        11         11         11
Limited Partners as a % of
original contribution          1.00%     0.25%    0.375%     0.375%     0.375%

ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2001, the General Partners have distributed to the Limited Partners $2,520,018 or 22.75% of the total Limited Partner capital contributions to the Limited Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $1,140,108 as compared to the discounted reserves as of December 31, 2000, which were approximately $5,503,164. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         3. Results of Operations:

         2001 compared to 2000

         The Partnership's oil production and price per average barrel sold declined from 1,263 barrels and $27.11 in 2000 to 550 barrels and $21.78 in 2001. This fluctuation was significantly offset because of the increase in average price per MCF received, from $3.52 in 2000 to $ 5.42 in 2001 combined with only a minor decline in gas production , from 103,533 MCF in 2000 to 101,937 MCF in 2001 The Partnership's overall operating revenue from $398,448 in 2000 to $564,100 in 2001. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon current spot market prices until November 2002.

                  The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses increased from $182,826 in 2000 to $236,885 in 2001. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes during both years. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 2001 and 2000 related to routine maintenance and upkeep at the well site. General and administrative costs declined slighty between 2000 and 2001, from $119,184 to $ 116,058, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allowed to be allocated to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties were needed in 2001 or 2000. The overall depreciation and depletion for both years was consistent with the rates used and the remaining property basis.

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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




PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2002

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000



                                                                                   2001            2000
                                                 Assets

Current Assets:
     Cash and cash equivalents (Note 2)                                        $    318,796    $    198,847
     Due from affiliates (Note 6)                                                    44,585          50,573
                                                                               ------------    ------------
           Total Current Assets                                                     363,381         249,420
                                                                               ------------    ------------

Oil and Gas Properties - successful efforts methods (Note 3) -
     Leasehold costs                                                                321,314         321,314
      Wells and related facilities                                                8,934,084       8,934,084
                                                                               ------------    ------------
              Total                                                               9,255,398       9,255,398
       Less - Accumulated depreciation, depletion
                      and amortization                                           (8,043,389)     (7,972,868)
                                                                               ------------    ------------
                                                                                  1,212,009       1,282,530
                                                                               ------------    ------------
            Total Assets                                                       $  1,575,390    $  1,531,950
                                                                               ============    ============
                                      Liabilities and Partners' Equity

          Total Liabilities                                                              --              --
                                                                               ------------    ------------

Partners' Equity:
     Limited partners                                                             1,499,047       1,477,086
     General partners                                                                76,343          54,864
                                                                               ------------    ------------
            Total Partners' Equity                                                1,575,390       1,531,950
                                                                               ------------    ------------

             Total Liabilities and Partners' Equity                            $  1,575,390    $  1,531,950
                                                                               ============    ============



The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999



                                     2001                             2000                              1999
                        ------------------------------   ------------------------------   --------------------------------
                        Limited    General               Limited    General               Limited     General
                        Partners   Partners    Total     Partners   Partners    Total     Partners    Partners     Total
                        --------   --------   --------   --------   --------   --------   --------    --------    --------
Revenue:
  Operating revenues    $431,537   $132,563   $564,100   $304,813   $ 93,635   $398,448   $192,938    $ 59,269    $252,207
  Other revenue
      (Note 10)           27,753      8,526     36,279      8,035      2,468     10,503      2,295         705       3,000
Interest                   7,969        740      8,709      9,433        876     10,309      5,289         491       5,780
                        --------   --------   --------   --------   --------   --------   --------    --------    --------
Total Revenue            467,259    141,829    609,088    322,281     96,979    419,260    200,522      60,465     260,987
                        --------   --------   --------   --------   --------   --------   --------    --------    --------
Costs and Expenses:
Production expenses      181,217     55,668    236,885    139,862     42,964    182,826     88,099      27,063     115,162
 Depreciation,
  depletion and
  amortization            64,527      5,994     70,521     67,747      6,293     74,040     74,572       6,928      81,500
General and
 administrative
  expenses (Note 7)       88,784     27,274    116,058     91,176     28,008    119,184     94,074      28,898     122,972
                        --------   --------   --------   --------   --------   --------   --------    --------    --------
Total Expenses           334,528     88,936    423,464    298,785     77,265    376,050    256,745      62,889     319,634
                        --------   --------   --------   --------   --------   --------   --------    --------    --------
Net Income (Loss)       $132,731   $ 52,893   $185,624   $ 23,496   $ 19,714   $ 43,210   $(56,223)   $ (2,424)   $(58,647)
                        ========   ========   ========   ========   ========   ========   ========    ========    ========
Net Income (Loss) Per
 Equity Unit (Note 2)   $  11.98                         $   2.12                         $  (5.08)
                        ========                         ========                         ========



The Notes to Financial Statements are integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                 Limited         General
                                 Partners        Partners         Total
                               ------------    ------------    ------------
Balance at December 31, 1998   $  1,579,044    $     55,675    $  1,634,719
Partners' contributions                  --             175             175
Distributions to partners           (41,538)        (11,068)        (52,606)
Net (Loss)                          (56,223)         (2,424)        (58,647)
                               ------------    ------------    ------------
Balance at December 31, 1999      1,481,283          42,358       1,523,641
Partners' contributions                  --             117             117
Distributions to partners           (27,693)         (7,325)        (35,018)
Net Income                           23,496          19,714          43,210
                               ------------    ------------    ------------
Balance at December 31, 2000      1,477,086          54,864       1,531,950
Partners' contributions                  --             476             476
Distributions to partners          (110,770)        (31,890)       (142,660)
Net Income                          132,731          52,893         185,624
                               ------------    ------------    ------------
Balance at December 31, 2001   $  1,499,047    $     76,343    $  1,575,390
                               ============    ============    ============



The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                                          2001          2000          1999
                                                       ----------    ----------    ----------
Cash Flows From Operating Activities:
   Net Income (Loss)                                   $  185,624    $   43,210    $  (58,647)
 Adjustments to reconcile net income
(loss) to net cash provided by
     operating activities:
      Depreciation, depletion and amortization             70,521        74,040        81,500
      Changes in Assets and Liabilities:
         Increase in due from affiliates                    5,988       (10,205)       (3,486)
         Increase in due to affiliates                         --            --            --
                                                       ----------    ----------    ----------
          Net Cash Provided by Operating  Activities      262,133       107,045        19,367
                                                       ----------    ----------    ----------
Cash Flows From Investing Activities:
    Equipment purchases                                        --            --       (14,911)
                                                       ----------    ----------    ----------
              Net Cash Used By Investing  Activities           --            --       (14,911)
Cash Flows From Financing Activities:
     Partners' contributions                                  476           117           175
     Distributions to partners                           (142,660)      (35,018)      (52,606)
                                                       ----------    ----------    ----------
              Net Cash Used In Financing  Activities     (142,184)      (34,901)      (52,431)
                                                       ----------    ----------    ----------
Net Increase (decrease) in cash and cash
   Equivalents                                            119,949        72,144       (47,975)
Cash and cash equivalents, beginning of
   Year                                                   198,847       126,703       174,678
                                                       ----------    ----------    ----------
Cash and cash equivalents, end of year                 $  318,796    $  198,847    $  126,703
                                                       ==========    ==========    ==========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-production method based

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(2)      Summary of Significant Accounting Policies - (Cont'd):


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

                        DECEMBER 31, 2001, 2000 AND 1999

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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:

                                       2001       2000       1999
                                     --------   --------   --------
Average sales price per MCF of gas   $   5.42   $   3.52   $   2.50
Average sales price per BBL of oil
   and other liquids                 $  21.78   $  27.11   $  16.16
Production expense per dollar of
   operating revenue                 $   0.42   $   0.46   $   0.46

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 2002. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2001, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                         (Unaudited)
                                   ------------------------
                                   GAS (MCF)     OIL (BBL)
                                   ----------    ----------
Reserves as of December 31, 1998    1,808,898        13,012
Revisions of previous estimates      (125,928)         (223)
Production                            (95,379)         (877)
                                   ----------    ----------

Reserves as of December 31, 1999    1,587,591        11,912
Revisions of previous estimates       309,340           657
Production                           (103,533)       (1,263)
                                   ----------    ----------

Reserves as of December 31, 2000    1,793,398        11,306
Revisions of previous estimates        60,472        (1,817)
Production                           (101,937)         (550)
                                   ----------    ----------

Reserves as of December 31, 2001    1,751,933         8,939
                                   ==========    ==========

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2001, 2000 or 1999.

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

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                             Limited     General
                                                             Partners    Partners
                                                             --------    --------
Participation in Costs:
  Sales commissions and dealer manager fees in excess of
the $50,000 paid by PEMC                                          100%        0 %


 Offering costs other than $75,000 paid by the Partnership
and the Sterling Drilling Fund 1983-1 , L.P                         0%        100%
  Management fee                                                  100%          0%
  Lease acquisition costs                                        91.5%        8.5%
  Drilling and completion costs                                  91.5%        8.5%
  General and administrative expenses                            76.5%       23.5%
  Production operator's fee                                      76.5%       23.5%
  Operating expenses                                             76.5%       23.5%
  All other costs                                                91.5%        8.5%
Participation in Revenues:
  Sale of production                                             76.5%       23.5%
  Sale of properties                                             91.5%        8.5%
  Sale of equipment                                              91.5%        8.5%
  All other revenues                                             91.5%        8.5%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 2001 and 2000 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $495 for each producing gas well and $686 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


(6)      Transactions With Affiliates - (Cont'd):

                  percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2001, 2000, and 1999 $147,599, $105,833, and $75,274, of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2001, $21,720 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2001, 2000, and 1999 for which it was billed $4,254, $11,363, and $2,270, respectively.

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

         During 2001, 2000, and 1999, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,000 and $100,000, respectively.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                  Year Ended December 31,
                                                          --------------------------------------
                                                             2001          2000          1999
                                                          ----------    ----------    ----------
Net Income as reported on the Partnership's
federal income tax return                                 $  256,145    $  112,241    $    4,601

Recompletion costs reported differently for
financial reporting purposes and for income tax
reporting purposes                                                --            --        14,911
Depreciation, depletion and amortization
For income tax purposes in excess of (less than)
financial reporting amounts                                  (70,521)      (69,031)      (78,159)
                                                          ----------    ----------    ----------
Net Income/(Loss) per accompanying financial statements   $  185,624    $   43,210    $  (58,647)
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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


Purchaser                   2001       2000       1999
---------                 --------   --------   --------
Dominion Field Services   $532,283   $345,794   $223,517

         The Partnership renewed its gas purchase contracts in December, 2001 resulting in a gas contract price based upon spot market pricing.

(10)     Other Revenue:

         In 2001 the Partnership's other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                 Balance at                                            Balance
                                 Beginning    Additions                    Other        at End
                                  of Year      at Cost     Retirements    Changes      of Year
                                 ----------   ----------   -----------   ----------   ----------
Year Ended December 31, 2001:
  Leasehold costs                $  321,314   $       --   $        --   $       --   $  321,314
  Wells and related facilities    8,934,084           --            --           --    8,934,084
                                 ----------   ----------   -----------   ----------   ----------
                                 $9,255,398   $       --   $        --   $       --   $9,255,398
                                 ==========   ==========   ===========   ==========   ==========

Year Ended December 31, 2000:
  Leasehold costs                $  321,314   $       --   $        --   $       --   $  321,314
  Wells and related facilities    8,934,084           --            --           --    8,934,084
                                 ----------   ----------   -----------   ----------   ----------
                                 $9,255,398   $       --   $        --   $       --   $9,255,398
                                 ==========   ==========   ===========   ==========   ==========

Year ended December 31, 1999:
  Leasehold costs                $  321,314   $       --   $        --   $       --   $  321,314
  Wells and related facilities    8,919,173       14,911            --           --    8,934,084
                                 ----------   ----------   -----------   ----------   ----------
                                 $9,240,487   $   14,911   $        --   $       --   $9,255,398
                                 ==========   ==========   ===========   ==========   ==========

                                                                     SCHEDULE VI

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                 Balance at   Charges to                               Balance
                                 Beginning     Costs and                   Other        at End
                                  of Year      Expenses    Retirements    Changes      of Year
                                 ----------   ----------   -----------   ----------   ----------
Year Ended December 31, 2001:
  Wells and related facilities   $7,651,554   $   70,521   $        --   $       --   $7,722,075
  Leasehold costs                   321,314           --            --           --      321,314
                                 ----------   ----------   -----------   ----------   ----------
                                 $7,972,868   $   70,521   $        --   $       --   $8,043,389
                                 ==========   ==========   ===========   ==========   ==========

Year Ended December 31, 2000:
  Wells and related facilities   $7,577,514   $   74,040   $        --   $       --   $7,651,554
  Leasehold costs                   321,314           --            --           --      321,314
                                 ----------   ----------   -----------   ----------   ----------
                                 $7,898,828   $   74,040   $        --   $       --   $7,972,868
                                 ==========   ==========   ===========   ==========   ==========

Year ended December 31, 1999:
  Wells and related facilities   $7,496,014   $   81,500   $        --   $       --   $7,577,514
  Leasehold costs                   321,314           --            --           --      321,314
                                 ----------   ----------   -----------   ----------   ----------
                                 $7,817,328   $   81,500   $        --   $       --   $7,898,828
                                 ==========   ==========   ===========   ==========   ==========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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