Form 10-Q
period 2002-03-31
STERLING DRILLING FUND 1983-1
filed 2002-05-14
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Balance Sheets - March 31, 2002 and December 31, 2001.

Statements of Operations for the Three Months Ended March 31, 2002 and 2001.

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2002 and 2001.

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 2002, the General Partners have distributed to the Limited Partners $2,520,018 or 22.75% of the total Limited Partner capital contributions to the Limited Partnership.

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


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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acerage held by Sterling Drilling Fund 1983-1 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations -

The Partnership's operating revenue decreased substantially from $ 155,858 in 2001 to $62,409 in 2002. This change was the result of decreased pricing and production. The change in gas production was from 25,784 MCF in 2001 to 22,076 MCF in 2002. The average price per MCF decreased, from $6.07 in 2001 to $2.83 in 2002 For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon monthly spot market prices through May 2002. The General Partners' have elected to sell a substantial portion of the gas delivered under this contract during June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

Production expenses decreased from $67,446 in 2001 to $40,295 in 2002. The production expenses include variable costs associated with volume and price changes, repairs and labor costs associated with the wells and well sites. Production expenses, during both years, were limited to normal maintenance and upkeep of the wells and well sites. Some additional maintenance during 2001 was performed at various sites in order to help increase and maintain production levels.


General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2002 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2001 or through the first quarter of 2002. There were no additional capitalized well-related expenditures during the first quarter of 2002.

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

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

May 13, 2002
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$363,884	$318,796
Due from affiliates	13,601	44,585
	------------------	------------------
Total current assets	377,485	363,381
	------------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
	------------------	------------------
	9,255,398	9,255,398
Less accumulated ,depreciation, depletion and Amortization	(8,060,054)	(8,043,389)
	------------------	------------------
Total Oil and Gas Properties	1,195,344	1,212,009
	------------------	------------------
Total assets	$1,572,829	$1,575,390
	===========	===========

Partners' Equity
Partners' equity
Limited partners	$1,494,789	$1,499,047
General partners	78,040	76,343
	------------------	------------------
Total partners' equity	$1,572,829	$1,575,390
	============	============

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$49,757	15,285	$65,042
Other Income	13,099	4,024	17,123
Interest income	1,228	114	1,342
	-------------	-------------	-------------
Total Revenue	64,084	19,423	83,507
	-------------	-------------	-------------

Costs and Expenses:
Production expense	30,826	9,469	40,295
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	2,990	918	3,908
Depreciation, depletion and
amortization	15,248	1,417	16,665
	-------------	-------------	-------------
Total Costs and Expenses	68,342	17,726	86,068
	-------------	-------------	-------------
Net Income(Loss)	$(4,258)	1,697	$(2,561)
	========	========	=========
Net Income(Loss) per equity unit	$(0.38)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,231	36,627	$155,858
Other Income	0	0	0
Interest income	2,339	718	3,057
	-------------	-------------	-------------
Total Revenue	121,570	37,345	158,915
	-------------	-------------	-------------

Costs and Expenses:
Production expense	51,596	15,850	67,446
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	3,407	1,047	4,454
Depreciation, depletion and
Amortization	16,019	1,488	17,507
	-------------	-------------	-------------
Total Costs and Expenses	90,300	24,307	114,607
	-------------	-------------	-------------
Net Income(Loss)	$31,270	13,038	$44,308
	========	========	=========
Net Income(Loss) per equity unit	$2.82
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2000	$1,477,086	$54,864	$1,531,950
Partners' Contributions		476	476
Distributions to partners	(110,770)	(31,890)	(142,660)
Net Income (Loss)	132,731	52,893	185,624
	--------------	------------	------------
Balance at December 31, 2001	1,499,047	76,343	1,575,390
Net Income (Loss)	(4,258)	1,697	(2,561)
	--------------	------------	------------
Balance at March 31, 2002	$1,494,789	$78,040	$1,572,829
	=========	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2002	Three months Ended March 31, 2001

Net cash provided by (used in) operating activities	$45,088	$63,101
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	45,088	63,101
Cash and cash equivalents at beginning of period	318,796	198,847
	-------------	-------------
Cash and cash equivalents at end of period	$363,884	$261,948
	=========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

March 31, 2002

1. The accompanying statements for the period ending March 31, 2002 are unaudited but reflect all adjustments necessary to present fairly the results of operations.