Form 10-Q
period 2002-06-30
STERLING DRILLING FUND 1983-1
filed 2002-08-09
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Balance Sheets - June 30, 2002 and December 31, 2001.

Statements of Operations for the Six and Three Months Ended June 30, 2002 and 2001.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2002 and 2001.

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2002, the General Partners have distributed $2,630,787.50 or 23.75% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. . The range during the first half of 2002 has been from $1.98 to $3.70 with an average of $2.96. The recent futures market prices have been in the $2.89 range.

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

During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc.covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acreage held by Sterling Drilling Fund 1983-1 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

3. Results of Operations -

The combination of both lower average pricing and decreased gas production resulted in the Partnership's operating revenues decline from $299,206 in 2001 to $156,231 in 2002. Gas and oil production changed from 51,294 MCF and 195 BBLS in 2001 to 43,759 MCF and 503 BBLS in 2002. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines. The average price per MCF decreased, from $5.75 in 2001 to $3.35 in 2002. A new contract was entered into in December 2001 and the Partnership was paid based upon monthly spot market prices through May 2002. The General Partners' elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The average price per MCF for the first quarter 2002 was only $2.83 as compared to the six months of 2002 when the average price increased over forty-five cents per MCF.


Production expenses decreased from $128,982 in 2001 to $72,944 in 2002. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. Production expenses, during 2002, included normal maintenance and upkeep of the wells and well sites. During 2001 some additional maintenance was performed at various sites, which included small tools and supplies purchased, electrical work, chemicals and labor costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2001 and 2002 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2001 or through the first half of 2002. There were no additional capitalized well-related expenditures during the first half of 2002.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 99: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

August 9, 2002
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$243,793	$318,796
Due from affiliates	16,145	44,585
Due from others	0	0
	----------------	------------------
Total current assets	259,938	363,381
	----------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
Less accumulated ,depreciation, depletion and
amortization	(8,076,719)	(8,043,389)
	----------------	------------------
Total Oil and Gas Properties	1,178,679	1,212,009
	----------------	------------------
Total assets	$1,438,617	$1,575,390
	==========	==========

Partners' Equity
Partners' equity
Limited partners	1,389,779	1,499,047
General partners	48,838	76,343
	----------------	------------------
Total Partners' Equity	$1,438,617	$1,575,390
	===========	===========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,517	36,714	$156,231
Other Income	13,099	4,024	17,123
Interest income	2,213	206	2,419
	-------------	-------------	-------------
Total Revenue	134,829	40,944	175,773
	-------------	-------------	-------------

Costs and Expenses:
Production expense	55,802	17,142	72,944
General and administrative to a related	38,556	11,844	50,400
party
General and administrative	8,472	2,603	11,075
Depreciation, depletion and
amortization	30,497	2,833	33,330
	-------------	-------------	-------------
Total Costs and Expenses	133,327	34,422	167,749
	-------------	-------------	-------------
Net Income (Loss)	$1,502	6,522	$8,024
	========	========	=======
Net Income (Loss) per equity unit	$.14
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


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$69,760	21,429	$91,189
Interest income	985	92	1,077
	-------------	-------------	-------------
Total Revenue	70,745	21,521	92,266
	-------------	-------------	-------------

Costs and Expenses:
Production expense	24,976	7,673	32,649
General and administrative to a related
party	19,278	5,922	25,200
General and administrative	5,482	1,685	7,167
Depreciation, depletion and
amortization	15,249	1,416	16,665
	-------------	-------------	-------------
Total Costs and Expenses	64,985	16,696	81,681
	-------------	-------------	-------------
Net Income(Loss)	$5,760	4,825	$10,585
	========	========	=========
Net Income(Loss) per equity unit	$0.52
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


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,499,047	76,343	$1,575,390
Partners' Contributions	0	0	0
Cash Distributions	(110,770)	(34,027)	(144,797)
Net Income(Loss)	1,502	6,522	8,024
	-------------	-------------	-------------
Balance at end of period	$1,389,779	48,838	$1,438,617
	========	========	=========

	Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,477,086	54,864	$1,531,950
Partners' Contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income(Loss)	58,644	23,779	82,423
	-------------	-------------	-------------
Balance at end of period	$1,424,960	47,228	$1,472,188
	=======	=======	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

		Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,494,789	78,040	$1,572,829
Partners' Contributions	0	0	0
Cash Distributions	(110,770)	(34,027)	(144,797)
Net Income(Loss)	5,760	4,825	10,585
	-------------	-------------	-------------
Balance at end of period	$1,389,779	48,838	$1,438,617
	=======	=======	=======

		Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,508,356	67,902	$1,576,258
Partners' Contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income(Loss)	27,374	10,741	38,115
	-------------	-------------	-------------
Balance at end of period	$1,424,960	47,228	$1,472,188
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2002	Six months Ended June 30, 2001

Net cash provided by (used in) operating activities	$69,794	$112,969
	-------------	-------------
Cash Flows from investing activities:
Investment in wells and related facilities	0	0
	-------------	-------------
Net Cash used in investing activities	0	0

Cash flows from financing activities:
Distribution to partners	(144,797)	(142,660)
Partners' contributions	0	475
	-------------	-------------
Net cash used in financing activities	(144,797)	(142,185)
	-------------	-------------

Net increase(decrease) in cash and cash equivalents	(75,003)	(29,216)
Cash and cash equivalents at beginning of period	318,796	198,847
	-------------	-------------
Cash and cash equivalents at end of period	$243,793	$169,631
	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2002

1. The accompanying statements for the period ending June 30, 2002 are unaudited but reflect all adjustments necessary to present fairly the results of operations.