Form 10-Q
period 2002-09-30
STERLING DRILLING FUND 1983-1
filed 2002-11-12
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Balance Sheets - September 30, 2002 and December 31, 2001.

Statements of Operations for the Nine and Three Months Ended September 30, 2002 and 2001.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2002 and 2001.

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity:

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2002, the General Partners have distributed $2,630,787.50 or 23.75% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were


not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. . The range during the first nine months of 2002 has been from $1.98 to $4.10 with an average of $3.18. The recent futures market prices have been in the $3.94 range. The Partnership actually received an average price for gas sold of $3.54 during the first nine months of 2002.

The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $1,140,108 as compared to the discounted reserves as of December 31, 2000, which were approximately $5,503,164. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the Partnership may vary significantly from the SEC case

2. Capital Resources:

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

3. Results of Operations -

The combination of both decreased pricing and production resulted in the Partnership's operating revenues significant increase from $451,512 in 2001 to $256,827 in 2002. The gas and oil production declined, from 77,781 MCF and 413 BBLS to 68,673 MCF and 686 BBLS in 2002. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintance and natural declines.


The most significant impact to revenue was the average price per MCF decreased, from $5.68 in 2001 to $3.84 in 2002. The General Partners elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the Partnership. If the third party exercises their rights the Partnership could receive an overriding royalty interest. The amount of the cash bonus paid to the Partnership is $28,523.

Production expenses decreased from $181,341 in 2001 to $119,731 in 2002. The production expenses include variable costs associated with volume changes, repairs and labor costs associated with the wells and well sites. During 2001 some additional maintenance was performed at various sites in order to help increase and maintain production levels. During 2002 normal routine and maintenance upkeep was performed at the well site and on the individual wells.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2001 or through the third quarter of 2002. There were no additional capitalized well-related expenditures during the first nine months of 2002.

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

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

November 8, 2002
(Date)


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$258,330	$318,796
Due from affiliates	32,202	44,585
	---------------	---------------
Total current assets	290,532	363,381
	---------------	---------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
less accumulated ,depreciation, depletion and
Amortization	(8,093,384)	(8,043,389)
	---------------	---------------
Total Oil and Gas Properties	1,162,014	1,212,009
	---------------	---------------
Total assets	$1,452,546	$1,575,390
	=========	=========

Partners' Equity
Partners' equity
Limited partners	1,397,692	1,499,047
General partners	54,854	76,343
	---------------	---------------
Total partners' equity	$1,452,546	$1,575,390
	===========	===========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$196,473	60,354	$256,827
Other Income	15,936	4,895	20,831
Interest income	2,975	276	3,251
	-----------	-----------	-----------
Total Revenue	215,384	65,525	280,909
	-----------	-----------	-----------

Costs and Expenses:
Production expense	91,594	28,137	119,731
General and administrative to a related
Party	57,834	17,766	75,600
General and administrative	10,796	3,317	14,113
Depreciation, depletion and
Amortization	45,745	4,250	49,995
	-----------	-----------	-----------
Total Costs and Expenses	205,969	53,470	259,439
	-----------	-----------	-----------
Net Income	$9,415	12,055	$21,470
	=======	=======	=======
Net Income per equity unit	$.85
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$345,407	106,105	$451,512
Interest income	6,654	618	7,272
	-----------	-----------	-----------
Total Revenue	352,061	106,723	458,784
	-----------	-----------	-----------

Costs and Expenses:
Production expense	138,726	42,615	181,341
General and administrative to a related
Party	57,834	17,766	75,600
General and administrative	10,104	3,104	13,208
Depreciation, depletion and
Amortization	48,056	4,464	52,520
	-----------	-----------	-----------
Total Costs and Expenses	254,720	67,949	322,669
	-----------	-----------	-----------
Net Income (Loss)	$97,341	38,774	$136,115
	=======	=======	=======
Net Income (Loss) per equity unit	$8.79
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$76,956	23,640	$100,596
Other Income	2,837	871	3,708
Interest income	762	70	832
	-----------	-----------	-----------
Total Revenue	80,555	24,581	105,136
	-----------	-----------	-----------

Costs and Expenses:
Production expense	35,792	10,995	46,787
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	2,324	714	3,038
Depreciation, depletion and
amortization	15,248	1,417	16,665
	-----------	-----------	-----------
Total Costs and Expenses	72,642	19,048	91,690
	-----------	-----------	-----------
Net Income	$7,913	5,533	$13,446
	=======	=======	=======
Net Income per equity unit	$.71
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating Revenue	116,514	35,792	$152,306
Interest income	1,518	141	1,659
	-----------	-----------	-----------
Total Revenue	118,032	35,933	153,965
	-----------	-----------	-----------

Costs and Expenses:
Production expense	40,055	12,304	52,359
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	3,984	1,224	5,208
Depreciation, depletion and
Amortization	16,018	1,488	17,506
	-----------	-----------	-----------
Total Costs and Expenses	79,335	20,938	100,273
	-----------	-----------	-----------
Net Income(Loss)	$38,697	14,995	$53,692
	=======	=======	=======
Net Income(Loss) per equity unit	$3.49
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,499,047	76,343	$1,575,390
Partner' s contributions	0	483	483
Cash Distributions	(110,770)	(34,027)	(144,797)
Net Income	9,415	12,055	21,470
	------------	------------	------------
Balance at end of period	$1,397,692	54,854	$1,452,546
	=======	=======	=======

Nine Months Ending
September 30,2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,477,086	54,864	$1,531,950
Partners' contributions	0	475	475
Cash Distributions	(110,770)	(31,890)	(142,660)
Net Income(Loss)	97,341	38,774	136,115
	------------	------------	------------
Balance at end of period	$1,463,657	62,223	$1,525,880
	=======	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,389,779	48,838	$1,438,617
Partner's contributions	0	483	483
Net Income	7,913	5,533	13,446
	-------------	-------------	-------------
Balance at end of period	$1,397,692	54,854	$1,452,546
	========	========	========

Three Months Ending
September 30,2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,424,960	47,228	$1,472,188
Partners' contributions	0	0	0
Net Income(Loss)	38,697	14,995	53,692
	-------------	-------------	-------------
Balance at end of period	$1,463,657	62,223	$1,525,880
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001

Net cash provided by (used in) operating activities	$83,848	$178,801
	-----------	-----------

Cash flows from financing activities:
Distribution to partners	(144,797)	(142,660)
Partners contribution	483	475
	-----------	-----------
Net cash used in financing activities	(144,314)	(142,185)
	-----------	-----------

Net increase(decrease) in cash and cash equivalents	(60,466)	36,616
Cash and cash equivalents at beginning of period	318,796	198,847
	-----------	-----------
Cash and cash equivalents at end of period	$258,330	$235,463
	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

September 30, 2002

1. The accompanying statements for the period ending September 30, 2002 are unaudited but reflect all adjustments necessary to present fairly the results of operations.