Form 10-K
period 2002-12-31
STERLING DRILLING FUND 1983-1
filed 2003-03-31
CIK 721538

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2. YES [ ] NO [X]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported. The number of Units of the Registrant outstanding as of March 15, 2003, was: 11,077.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       STERLING DRILLING FUND 1983-1, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002


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

         During 2002, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2003, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. CNR did not exercise their rights to select acreage and drill a well. Acreage held by Sterling Drilling Fund 1983-1 was not included in the CNR Farmout Agreement.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2002, approximately $320,522 or 94.60% of the Partnership's gas production was sold to one unaffiliated purchaser, Dominion Field Services (formerly named Phoenix Diversified) and about $14,173 or 100% of oil production was purchased by Clearfield Appalachian Holdings (formerly named American Refining Group). Neither purchaser has any relationship or is otherwise affiliated with the Partnership. Sales are made under short-term contractual arrangements. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2002 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2002, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres(1). The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                        Gross   Net
                        -----  -----
Oil Wells                   0      0
Gas Wells                  39   31.3

Producing acres         1,833  1,771

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                            YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                      2002           2001           2000           1999           1998
                                   ----------     ----------     ----------     ----------     ----------
Production
Oil and Condensate (bbl)                  690            550          1,263            877          1,232
Gas (Mcf)                              90,845        101,937        103,533         95,379        100,993
Average Price of Sales:
Oil and Condensate ($ per bbl)     $    20.45     $    21.78     $    27.11     $    16.16     $    12.05
Gas ($ per Mcf)                    $     3.73     $     5.42     $     3.52     $     2.50     $     3.17
Production Expense per Dollar
Of Operating Revenue               $     0.41     $     0.42     $     0.46     $     0.46     $     0.45

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                 Proved Developed
As of                       -------------------------
12-31                       Oil (bbls)      Gas (mcf)
-----                       ----------      ---------
1998                            13,000      1,808,900
1999                            11,900      1,587.600
2000                            11,300      1,793,400
2001                             8,940      1,751,900
2002                             8,900      1,535,500

The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                   Proved Developed
                          -------------------------------------
As of                      Future Net         Present Value
12-31                     Revenue ($)     Future Net Revenue($)
-----                     -----------     ---------------------
 1998                       2,293,000               915,800
 1999                       2,597,600             1,153,900
 2000                      14,397,393             5,503,164
 2001                       2,665,100             1,140,100
 2002                       3,775,700             1,607,900

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.75 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2003 has been from $4.88 to $9.50 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

         While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-1 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         Since January 1, 2003, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2002 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2003, there were 525 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2002 aggregated $110,770. Aggregate cash distributions to the holders of the Units as of December 31, 2002, is $2,630,788.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2003, Management acts as the Managing General Partner in a total of 38 limited partnerships and joint ventures, of which 3 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 201 employees, including their principal officers providing management and administrative services, accounting, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 55, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

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

         Lynne G. Pizor, age 43, has been Controller of Prime Operating Company since January 1992 and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 to August 1994, and PrimeEnergy from May 1990 to August, 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         Joan Podlovits, age 37, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of. Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting

         James F. Gilbert, age 70, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties, limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2002 and 2001, the allocation of general and administrative expenses to the Partnership was $ 100,800 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND PRIMEENERGY CORPORATION

         The Partnership does not know of any person, entity or group, other than the Managing general Partner that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 15, 2003, the name and address of such beneficial owners, and the number and percent of partnership units beneficially owned by them, all of which are directly owned.

                                                              Number
Name and Address of Beneficial Owner                          of Units          Percent
------------------------------------                          --------          -------
PrimeEnergy Management Corporation
One Landmark Square
Stamford, CT 06901                                               1,152            10.40%

PrimeEnergy Corporation
  One Landmark Square
  Stamford, Connecticut 06901                                    3,530            31.87%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2002 was paid well operating fees ranging from about $248 to $495 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2002 and 2001, the Partnership paid an aggregate of $110,989 and $151,853, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this Report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.


ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                          (23) Consent of Ryder Scott Company, L.P. (filed herewith)

                          (99.1) Certification of Chief Executive Officer
                                 pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                          (99.2) Certification of Chief Financial Officer
                                 pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March, 2003.


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



/s/ Charles E. Drimal Jr.             Director and President,
------------------------              PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer



/s/ Beverly A. Cummings               Director and Vice President and Treasurer,
----------------------                PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial and
Accounting Officer

                                 CERTIFICATIONS

I, Charles E. Drimal, Jr., Chief Executive Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling 1983-1 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                         /s/ Charles E. Drimal Jr.
                                       -------------------------
                                       Charles E. Drimal Jr
                                       Chief Executive Officer
                                       PrimeEnergy Management Corporation
                                       Managing General Partner

                                 CERTIFICATIONS

I, Beverly A. Cummings, Chief Financial Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling 1983-1 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                         /s/ Beverly A. Cummings
                                       ----------------------------------
                                       Beverly A. Cummings
                                       Chief Financial Officer
                                       PrimeEnergy Management Corporation
                                       Managing General Partner

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

                  Index to Financial Information and Schedules


                                                                                                  PAGE NO.
                                                                                                  --------
Selected Financial Data                                                                               F-2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                        F-2

Report of Independent Public Accountants                                                              F-6

Financial Statements:

     Balance Sheets, December 31, 2002 and 2001                                                       F-7

     Statements of Operations for the Years Ended December 31,
          2002, 2001 and 2000                                                                         F-8

     Statements of Changes in Partners' Equity for the Years
          Ended December 31, 2002, 2001 and 2000                                                      F-9

     Statements of Cash Flows for the Years
          Ended December 31, 2002, 2001 and 2000                                                     F-10

     Notes to Financial Statements                                                            F-11 - F-18

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
               the Years Ended December 31, 2002, 2001, and 2000                                     F-19

     VI - Accumulated Depreciation, Depletion and Amortization -
               Oil and Gas Properties for the Years Ended December 31,
               2002, 2001 and 2000                                                                   F-20

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

                                            YEAR ENDED DECEMBER 31, (000's omitted)
                               -----------------------------------------------------------------
                                 2002          2001          2000          1999           1998
                               --------      --------      --------      --------       --------
Revenues                       $    377           609           419           261            346
Net income (loss):
Limited Partners               $     23           133            23           (65)           (15)
General Partners               $     20            53            20             6              9
Per equity unit                $   2.09         11.98          2.12         (5.87)         (1.35)
Total assets                   $  1,478         1,575         1,532         1,524          1,635
Cash distributions:
Limited Partners               $    110           110            28            42             42
General Partners               $     34            32             7            11             11
Limited Partners as a % of
original contribution
                                   1.00%         1.00%         0.25%        0.375%         0.375%

ITEM 7. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2002, the General Partners have distributed to the Limited Partners $2,630,788 or 23.75% of the total Limited Partner capital contributions to the Limited Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $1,140,108 as compared to the discounted reserves as of December 31, 2002, which were approximately $1,607,868. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2003 has been from $4.88 to $19.00 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

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

         3. Results of Operations:

         2002 compared to 2001

         The Partnership's oil production increased slightly and price per average barrel sold declined slightly from 550 barrels and $21.78 in 2001 to 690 barrels and $20.45. The partnership also experienced significant declines in the MCF produced and the average price per MCF sold from $ 5.42 in 2001 to $ 3.73 in 2002 and from 101,937 MCF in 2001 to 90,845 MCF in 2002. The Partnership's overall operating revenue declined from $564,100 in 2001 to $352,903. A new contract was entered into in December 2001 and the Partnership was paid based upon current spot market prices until November 2002. The General Partners elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas to be sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.

         The Partnership's other income is a result of a cash bonus paid to the partnership for an additional farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses decreased from $236,885 in 2001 to $146,134 in 2002. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes during both years. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 2002 and 2001 related to routine maintenance and upkeep at the well site. General and administrative costs declined between 2001 and 2002, from $ 116,058 to $90,545, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allowed to be allocated to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No revisions to the basis of the Partnership properties were needed in 2002 or 2001. The overall depreciation and depletion for both years was consistent with the rates used and the remaining property basis.

         2001 compared to 2000

         The Partnership's oil production and price per average barrel sold declined from 1,263 barrels and $27.11 in 2000 to 550 barrels and $21.78 in 2001. This fluctuation was significantly offset because of the increase in average price per MCF received, from $3.52 in 2000 to $ 5.42 in 2001 combined with only a minor decline in gas production, from 103,533 MCF in 2000 to 101,937 MCF in 2001 The Partnership's overall operating revenue from $398,448 in 2000 to $564,100 in 2001. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon current spot market prices until November 2002.

         The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time

         Production expenses increased from $182,826 in 2000 to $236,885 in 2001. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes during both years. Other direct costs, which include but are not limited to, involve repairs, labor, chemicals, and repairs to access the well sites. The majority of the production expenditures during 2001 and 2000 related to routine maintenance and upkeep at the well site. General and administrative costs declined slightly between 2000 and

2001, from $119,184 to $ 116,058, respectively. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $553,850 allowed to be allocated to the Partnership under the Partnership Agreement.

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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-1, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-1, L.P. (a New York limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-1, L.P. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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




PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 28, 2003

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                              Assets
                                                                       2002              2001
                                                                   ------------      ------------
Current Assets:
     Cash and cash equivalents (Note 2)                            $    297,286      $    318,796
     Due from affiliates (Note 6)                                        38,472            44,585
                                                                   ------------      ------------
           Total Current Assets                                         335,758           363,381
                                                                   ------------      ------------

Oil and Gas Properties - successful efforts methods (Note 3) -
     Leasehold costs                                                    321,314           321,314
      Wells and related facilities                                    8,934,084         8,934,084
                                                                   ------------      ------------
              Total                                                   9,255,398         9,255,398
       Less - Accumulated depreciation, depletion
                      and amortization                               (8,113,017)       (8,043,389)
                                                                   ------------      ------------
                                                                      1,142,381         1,212,009
                                                                   ------------      ------------
            Total Assets                                           $  1,478,139      $  1,575,390
                                                                   ============      ============
                                         Partners' Equity

Partners' Equity:
     Limited partners                                              $  1,411,475      $  1,499,047
     General partners                                                    66,664            76,343
                                                                   ------------      ------------
            Total Partners' Equity                                 $  1,478,139      $  1,575,390
                                                                   ============      ============



The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000



                                     2002                             2001                            2000
                        ------------------------------   ------------------------------   ------------------------------
                        Limited    General               Limited    General               Limited    General
                        Partners   Partners    Total     Partners   Partners    Total     Partners   Partners     Total
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
Revenue:
  Operating
     revenues           $269,971   $ 82,932   $352,903   $431,537   $132,563   $564,100   $304,813   $ 93,635   $398,448
  Other revenue
     (Note 10)            15,935      4,895     20,830     27,753      8,526     36,279      8,035      2,468     10,503
Interest                   3,340        310      3,650      7,969        740      8,709      9,433        876     10,309
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Revenue            289,246     88,137    377,383    467,259    141,829    609,088    322,281     96,979    419,260
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
Costs and Expenses:
Production expenses      111,793     34,341    146,134    181,217     55,668    236,885    139,862     42,964    182,826
 Depreciation,
  depletion and
  amortization            63,710      5,918     69,628     64,527      5,994     70,521     67,747      6,293     74,040
General and
 administrative
  expenses (Note 7)       90,545     27,815    118,360     88,784     27,274    116,058     91,176     28,008    119,184
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Expenses           266,048     68,074    334,112    334,528     88,936    423,464    298,785     77,265    376,050
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Income              $ 23,198   $ 20,063   $ 43,261   $132,731   $ 52,893   $185,624   $ 23,496   $ 19,714   $ 43,210
                        ========   ========   ========   ========   ========   ========   ========   ========   ========
Net Income Per
 Equity Unit (Note 2)   $   2.09                         $  11.98                         $   2.12
                        ========                         ========                         ========



The Notes to Financial Statements are integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                   Limited           General
                                   Partners          Partners            Total
                                 ------------      ------------      ------------
Balance at December 31, 1999     $  1,481,283      $     42,358      $  1,523,641
Partners' contributions                    --               117               117
Distributions to partners             (27,693)           (7,325)          (35,018)
Net Income                             23,496            19,714            43,210
                                 ------------      ------------      ------------
Balance at December 31, 2000        1,477,086            54,864         1,531,950
Partners' contributions                    --               476               476
Distributions to partners            (110,770)          (31,890)         (142,660)
Net Income                            132,731            52,893           185,624
                                 ------------      ------------      ------------
Balance at December 31, 2001        1,499,047            76,343         1,575,390
Partners' contributions                    --             4,285             4,285
Distributions to partners            (110,770)          (34,027)         (144,797)
Net Income                             23,198            20,063            43,261
                                 ------------      ------------      ------------
Balance at December 31, 2002     $  1,411,475      $     66,664      $  1,478,139
                                 ============      ============      ============



The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-1
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                                            2002            2001            2000
                                                         ----------      ----------      ----------
Cash Flows From Operating Activities:
   Net Income                                            $   43,261      $  185,624      $   43,210
 Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization               69,628          70,521          74,040
      Changes in Assets and Liabilities:
         Increase (Decrease) in due from affiliates           6,113           5,988         (10,205)
         Increase in due to affiliates                           --              --              --
                                                         ----------      ----------      ----------
          Net Cash Provided by Operating  Activities        119,002         262,133         107,045
                                                         ----------      ----------      ----------
Cash Flows From Investing Activities:
    Equipment purchases                                          --              --              --
                                                         ----------      ----------      ----------
              Net Cash Used By Investing  Activities             --              --              --
Cash Flows From Financing Activities:
     Partners' contributions                                  4,285             476             117
     Distributions to partners                             (144,797)       (142,660)        (35,018)
                                                         ----------      ----------      ----------
              Net Cash Used In Financing  Activities       (140,512)       (142,184)        (34,901)
                                                         ----------      ----------      ----------
Net Increase (decrease) in cash and cash
   Equivalents                                              (21,510)        119,949          72,144
Cash and cash equivalents, beginning of
   Year                                                     318,796         198,847         126,703
                                                         ----------      ----------      ----------
Cash and cash equivalents, end of year                   $  297,286      $  318,796      $  198,847
                                                         ==========      ==========      ==========



The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



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

                        DECEMBER 31, 2002, 2001 AND 2000



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

                        DECEMBER 31, 2002, 2001 AND 2000

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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2002, 2001 and 2000:

                                         2002         2001         2000
                                       --------     --------     --------
Average sales price per MCF of gas     $   3.73     $   5.42     $   3.52
Average sales price per BBL of oil     $  20.45     $  21.78     $  27.11
   and other liquids
Production expense per dollar of       $   0.41     $   0.42     $   0.46
            operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved developed reserves presented below have been estimated by an independent firm of petroleum engineers as of January 1, 2003. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2002, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States:

                                            (Unaudited)
                                     --------------------------
                                     GAS (MCF)        OIL (BBL)
                                     ----------      ----------
Reserves as of December 31, 1999      1,587,591          11,912
Revisions of previous estimates         309,340             657
Production                             (103,533)         (1,263)
                                     ----------      ----------

Reserves as of December 31, 2000      1,793,398          11,306
Revisions of previous estimates          60,472          (1,817)
Production                             (101,937)           (550)
                                     ----------      ----------

Reserves as of December 31, 2001      1,751,933           8,939
Revisions of previous estimates        (125,618)            642
Production                              (90,845)           (690)
                                     ----------      ----------

Reserves as of December 31, 2002      1,535,470           8,891
                                     ==========      ==========

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2002, 2001 or 2000.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                               Limited       General
                                                               Partners      Partners
                                                               --------      --------
Participation in Costs:
  Sales commissions and dealer manager fees in excess of
the $50,000 paid by PEMC                                            100%            0%


 Offering costs other than $75,000 paid by the Partnership
and the Sterling Drilling Fund 1983-1, L.P                            0%          100%
  Management fee                                                    100%            0%
  Lease acquisition costs                                          91.5%          8.5%
  Drilling and completion costs                                    91.5%          8.5%
  General and administrative expenses                              76.5%         23.5%
  Production operator's fee                                        76.5%         23.5%
  Operating expenses                                               76.5%         23.5%
  All other costs                                                  91.5%          8.5%
Participation in Revenues:
  Sale of production                                               76.5%         23.5%
  Sale of properties                                               91.5%          8.5%
  Sale of equipment                                                91.5%          8.5%
  All other revenues                                               91.5%          8.5%


(6)      Transactions With Affiliates:

         (a) The due from affiliates at December 2002 and 2001 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $248 for each producing gas well and $495 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(6)      Transactions With Affiliates - (Cont'd):

                  percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2002, 2001, and 2000 $95,394, $147,599 and $105,833, of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2002, $21,720 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2002, 2001, and 2000 for which it was billed $15,594, $4,254, and $11,363, respectively.

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

         During 2002, 2001, and 2000, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,800 and $100,000, respectively.

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(8)      Federal Income Taxes:

         The following is a reconciliation between the net income as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                              Year Ended December 31,
                                                     ------------------------------------------
                                                        2002            2001            2000
                                                     ----------      ----------      ----------
Net Income as reported on the Partnership's
federal income tax return                               112,889      $  256,146      $  112,241
Recompletion costs reported differently for
financial reporting purposes and for income tax
reporting purposes                                           --              --              --
Depreciation, depletion and amortization
For income tax purposes in excess of (less than)
financial reporting amounts                             (69,628)        (70,521)        (69,031)
                                                     ----------      ----------      ----------
Net Income/(Loss) per accompanying financial
statements                                           $   43,261      $  185,625      $   43,210
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

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(9)      Major Customers:

         A schedule of the major purchasers of the Partnership's production is as follows:


Purchaser                     2002         2001         2000
---------                   --------     --------     --------
Dominion Field Services     $320,522     $532,283     $345,794

         In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices.


(10)     Other Revenue:

         In 2002 the Partnership's other income is a result of a cash bonus paid to the partnership for a three year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of three years. If the third party exercises their rights with in the three years the Partnership could receive an overriding royalty interest.

         In 2001 the Partnership's other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                   Balance at                                                   Balance
                                   Beginning      Additions                       Other          at End
                                    of Year        at Cost      Retirements      Changes        of Year
                                   ----------     ----------    -----------     ----------     ----------
Year Ended December 31, 2002:
  Leasehold costs                  $  321,314     $       --     $       --     $       --     $  321,314
  Wells and related facilities      8,934,084             --             --             --      8,934,084
                                   ----------     ----------     ----------     ----------     ----------
                                   $9,255,398     $       --     $       --     $       --     $9,255,398
                                   ==========     ==========     ==========     ==========     ==========

Year Ended December 31, 2001:
  Leasehold costs                  $  321,314     $       --     $       --     $       --     $  321,314
  Wells and related facilities      8,934,084             --             --             --      8,934,084
                                   ----------     ----------     ----------     ----------     ----------
                                   $9,255,398     $       --     $       --     $       --     $9,255,398
                                   ==========     ==========     ==========     ==========     ==========

Year ended December 31, 2000:
  Leasehold costs                  $  321,314     $       --     $       --     $       --     $  321,314
  Wells and related facilities      8,934,084             --             --             --      8,934,084
                                   ----------     ----------     ----------     ----------     ----------
                                   $9,255,398     $       --     $       --     $       --     $9,255,398
                                   ==========     ==========     ==========     ==========     ==========

                                                                     SCHEDULE VI


                       STERLING DRILLING FUND 1983-1, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                   Balance at     Charges to                                     Balance
                                   Beginning      Costs and                       Other          at End
                                    of Year        Expenses     Retirements      Changes         of Year
                                   ----------     ----------    -----------     ----------     ----------
Year Ended December 31, 2002:
  Wells and related facilities     $7,722,075     $   69,629     $       --     $       --     $7,791,704
  Leasehold costs                     321,314             --             --             --        321,314
                                   ----------     ----------     ----------     ----------     ----------
                                   $8,043,389     $   69,629     $       --     $       --     $8,113,018
                                   ==========     ==========     ==========     ==========     ==========

Year Ended December 31, 2001:
  Wells and related facilities     $7,651,554     $   70,521     $       --     $       --     $7,722,075
  Leasehold costs                     321,314             --             --             --        321,314
                                   ----------     ----------     ----------     ----------     ----------
                                   $7,972,868     $   70,521     $       --     $       --     $8,043,389
                                   ==========     ==========     ==========     ==========     ==========

Year ended December 31, 2000:
  Wells and related facilities     $7,577,514     $   74,040     $       --     $       --     $7,651,554
  Leasehold costs                     321,314             --             --             --        321,314
                                   ----------     ----------     ----------     ----------     ----------
                                   $7,898,828     $   74,040     $       --     $       --     $7,972,868
                                   ==========     ==========     ==========     ==========     ==========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBIT
------                                    -------
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

(23)              Consent of Ryder Scott Company, L.P. (filed herewith)

(99.1)            Certification of Chief Executive Officer pursuant to 18.U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(99.2)            Certification of Chief Financial Officer pursuant to 18.U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)