Form 10-Q
period 2003-06-30
STERLING DRILLING FUND 1983-1
filed 2003-08-13
CIK 721538


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X /Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject too such filing requirements for the past 90 days. Yes/X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/


Sterling Drilling Fund 1983-1

Index to Form 10Q

Part I:

Item 1. Financial Statements

Balance Sheets - June 30, 2003 and December 31, 2002	3

Statements of Operations for the Six and Three Months Ended June 30, 2003 and 2002	4-7

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2003 and 2002	8-9

Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	10

Note to Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 4. Controls and Procedures	15

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	16

Signature	17


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$256,644	$297,286
Due from affiliates	26,432	38,472
	----------------	------------------
Total current assets	283,076	353,758
	----------------	------------------
Oil and gas properties - Successful efforts method:
Leasehold costs	321,314	321,314
Well and related facilities	8,934,084	8,934,084
Less accumulated ,depreciation, depletion and
amortization	(8,147,832)	(8,113,017)
	----------------	------------------
Total Oil and Gas Properties	1,107,566	1,142,381
	----------------	------------------
Total assets	$1,390,642	$1,478,139
	==========	==========

Partners Equity
Partners equity:
Limited partners	1,339,302	1,411,475
General partners	51,340	66,664
	----------------	------------------
Total Partners Equity	$1,390,642	$1,478,139
	===========	===========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$162,165	$49,816	$211,981
Interest income	1,646	153	1,799
	-------------	-------------	-------------
Total Revenue	163,811	49,969	213,780
	-------------	-------------	-------------

Costs and Expenses:
Production expense	102,381	31,450	133,831
General and administrative to a related party	38,556	11,844	50,400
General and administrative	7,807	2,398	10,205
Depreciation, depletion and amortization	31,855	2,959	34,814
	-------------	-------------	-------------
Total Costs and Expenses	180,599	48,651	229,250
	-------------	-------------	-------------
Net Income (Loss)	$(16,788)	$1,318	$(15,470)
	========	========	=======
Net Income (Loss) per equity unit	$(1.52)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

		Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$119,517	$36,714	$156,231
Other Income	13,099	4,024	17,123
Interest income	2,213	206	2,419
	-------------	-------------	-------------
Total Revenue	134,829	40,944	175,773
	-------------	-------------	-------------

Costs and Expenses:
Production expense	55,802	17,142	72,944
General and administrative to a related
Party	38,556	11,844	50,400
General and administrative	8,472	2,603	11,075
Depreciation, depletion and
Amortization	30,497	2,833	33,330
	-------------	-------------	-------------
Total Costs and Expenses	133,327	34,422	167,749
	-------------	-------------	-------------
Net Income	$1,502	34,422	$167,749
	========	========	=======
Net Income per equity unit	$.14
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2003
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$74,735	$22,959	$97,694
Interest income	792	74	866
	-------------	-------------	-------------
Total Revenue	75,527	23,033	98,560
	-------------	-------------	-------------

Costs and Expenses:
Production expense	52,785	16,215	69,000
General and administrative to a related party	19,278	5,922	25,200
General and administrative	5,358	1,646	7,004
Depreciation, depletion and amortization	15,928	1,479	17,407
	-------------	-------------	-------------
Total Costs and Expenses	93,349	25,262	118,611
	-------------	-------------	-------------
Net Loss	$(17,822)	$(2,229)	$(20,051)
	========	========	=========
Net Loss per equity unit	$(1.61)
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Operations

(unaudited)

		Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$69,760	$21,429	$91,189
Interest income	985	92	1,077
	-------------	-------------	-------------
Total Revenue	70,745	21,521	92,266
	-------------	-------------	-------------

Costs and Expenses:
Production expense	24,976	7,673	32,649
General and administrative to a related
Party	19,278	5,922	25,200
General and administrative	5,482	1,685	7,167
Depreciation, depletion and amortization	15,249	1,416	16,665
	-------------	-------------	-------------
Total Costs and Expenses	64,985	16,696	81,681
	-------------	-------------	-------------
Net Income	$5,760	$4,825	$10,585
	========	========	=========
Net Income per equity unit	$0.52
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Six Months Ending June 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,411,475	$66,664	$1,478,139
Partners Contributions	0	372	372
Distributions to partners	(55,385)	(17,014)	(72,399)
Net Income (Loss)	(16,788)	1,318	(15,470)
	-------------	-------------	-------------
Balance at end of period	$1,339,302	$51,340	$1,390,642
	========	========	=========

	Six Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,499,047	76,343	$1,575,390
Distributions to partners	(110,770)	(34,027)	(144,797)
Net Income	1,502	6,522	8,024
	-------------	-------------	-------------
Balance at end of period	$1,389,779	48,838	$1,438,617
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

	Three Months Ending June 30, 2003
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,412,509	$70,583	$1,483,092
Distributions to partners	(55,385)	(17,014)	(72,399)
Net Loss	(17,822)	(2,229)	(20,051)
	------------	------------	-------------
Balance at end of period	$1,339,302	$51,340	$1,390,642
	========	========	========

	Three Months Ending June 30, 2002
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,494,789	78,040	$1,572,829
Cash Distributions	(110,770)	(34,027)	(144,797)
Net Income	5,760	4,825	10,585
	-------------	------------	-------------
Balance at end of period	$1,389,779	48,838	$1,438,617
	========	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2003	Six months Ended June 30, 2002

Net cash provided by (used in) operating activities	$(15,470)	$69,794
	-------------	-------------
Cash flows from financing activities:
Distribution to partners	(72,399)	(144,797)
Partners contributions	372	0
	-------------	-------------
Net cash used in financing activities	(72,027)	(144,797)
	-------------	-------------

Net decrease in cash and cash equivalents	(40,642)	(75,003)
Cash and cash equivalents at beginning of period	297,286	318,796
	-------------	-------------
Cash and cash equivalents at end of period	$256,644	$243,793
	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-1

(a New York limited partnership)

Note to Financial Statements

June 30, 2003

1. The accompanying statements for the period ending June 30, 2003 are unaudited but reflect all adjustments necessary to present fairly the results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2003, the General Partners have distributed $2,686,172.50 or 24.25% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 and 2002 were not considered. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first seven months of 2003 has been from $4.71 to $12.20 with an average of $5.88. The average recent futures market prices have been in the range of $4.71 to $5.16.

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


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

3. Results of Operations -

The Partnership's operating revenues increased from $156,231 in 2002 to $211,981 in 2003. This change was the result of increased pricing. The average price per MCF increased from $3.35 in 2002 to $5.00 in 2003. Gas and oil production changed from 43,759 MCF and 503 BBLS in 2002 to 40,709 MCF and 300 BBLS in 2003. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas to be sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.

Production expenses increased from $72,944 in 2002 to $133,831 in 2003. The production expenses include variable costs associated with volume and price changes, swab and paraffin treatments, repairs and labor costs at the wells and well sites locations. Production expenses, for both years, were for normal maintenance and general upkeep of the wells.

The Partnership did not receive any other income during the first six months of 2003 and any other income received in 2002 is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual


amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2003 and 2002 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. Management continues to work on reducing third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2002 or through the first half of 2003. There were no additional capitalized well-related expenditures during the first half of 2003.


Item 4 Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II Other Information

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(d) Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(e) Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-1
(Registrant)
BY:/s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.,
General Partner

August 12, 2003
(Date)